Form 10-Q
period 1996-06-01
TREND LINES INC
filed 1996-07-15
CIK 922978

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   Form 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 1, 1996 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          ------------- TO --------------
                          0-24390
Commission file number  ...................

                              TREND - LINES, INC.
            .....................................................
            (Exact name of registrant as specified in its charter)


          Massachusetts                                       04-2722797
 .....................................                  .........................
  (State or  other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)


135 American Legion Highway, Revere , Massachusetts               02151
 ......................................................................
    (Address of principal executive office)                          (Zip Code)


                               (617) 853 - 0900
              ...................................................
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes ..X...    No......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                            NUMBER OF SHARES OUTSTANDING JULY 1, 1996
     -----                            -----------------------------------------
Class A Common Stock, $.01 par value              6,252,965

Class B Common Stock, $.01 par value              3,193,943 *

* Each share of Class B Common Stock is convertible into 1.5 shares of Class A Common Stock.

                                     INDEX

                                                                                      Page
                                                                                      ----
Part I - Financial Information

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               June 1, 1996 (Unaudited) and March 2, 1996                                3

               Condensed Consolidated Statements of Operations
               Three Months Ended June 1, 1996 and May 27,1995 (Unaudited)               4

               Condensed Consolidated Statements of Cash Flows
               Three Months Ended June 1, 1996 and May 27, 1995 (Unaudited)              5

               Notes to Condensed Consolidated Financial Statements                    6-7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              8-10

Part II - Other Information                                                             11

Item 1.        Legal Proceedings                                                        11

Item 2.        Changes in Securities                                                    11

Item 3.        Defaults Upon Senior Securities                                          11

Item 4.        Submission of Matters to a Vote of Security Holders                      11

Item 5.        Other Information                                                        11

Item 6.        Exhibits and Reports on Form 8-K                                         11

Signatures                                                                              12

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                               TREND-LINES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                                                   (Unaudited)
                                                                      June 1,          March 2,
                                  ASSETS                                1996             1996
                                                                        ----             ----
CURRENT ASSETS:
  Cash                                                                   $489             $436
  Accounts receivable, net                                              9,525            8,319
  Refundable income taxes                                               3,018            4,401
  Inventories                                                          71,101           68,885
  Prepaid expenses and other current assets                             5,722            5,492
                                                                     --------         --------

     Total current assets                                              89,855           87,533
                                                                     --------         --------

PROPERTY AND EQUIPMENT, NET                                            13,197           12,815
OTHER ASSETS                                                              396              310
                                                                     --------         --------
                                                                     $103,448         $100,658
                                                                     ========         ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank credit facility                                                $27,402          $18,483
  Current portion of capital lease obligations                            594              566
  Accounts payable                                                     24,442           30,476
  Accrued expenses                                                      6,448            6,602
                                                                     --------         --------
     Total current liabilities                                         58,886           56,127
                                                                     --------         --------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       2,090            2,243

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
   Class A - Authorized - 20,000,000 shares
   Issued and outstanding - 6,252,965 shares                               62               62
    at June 1, 1996 and March 2, 1996
   Class B - Authorized - 5,000,000 shares
   Issued and outstanding - 3,193,943 shares                               32               32
   at June 1, 1996 and March 2, 1996
  Additional paid-in capital                                           41,316           41,316
  Retained earnings                                                     1,062              878
                                                                     --------         --------

     Total stockholders' equity                                        42,472           42,288
                                                                     --------         --------
                                                                     $103,448         $100,658
                                                                     ========         ========

   See notes to condensed consolidated financial statements.

                               TREND-LINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (amounts in thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                         June 1,  May 27
                                                           1996    1995
                                                         -------  -------
NET SALES                                                $49,311  $37,376
COST OF SALES                                             32,895   23,246
                                                         -------  -------

   Gross Profit                                           16,416   14,130

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                 15,696   12,507
                                                         -------  -------

   Income from operations                                    720    1,623

INTEREST EXPENSE, net of interest income                     410      328
                                                         -------  -------

   Income before provision for income taxes                  310    1,295

PROVISION FOR  INCOME TAXES                                  126      524
                                                         -------  -------

   Net income                                               $184     $771
                                                         =======  =======

 NET INCOME PER COMMON SHARE                               $0.02    $0.08
                                                         =======  =======

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (1)                                           11,297    9,946
                                                         =======  =======

(1) 1995 is adjusted to reflect a three-for-two stock split of the Class A Common Stock on September 1,
    1995 and a corresponding adjustment to the conversion ratio of the Class B Common Stock.

    See notes to condensed consolidated financial statements.

                               TREND-LINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                (Unaudited)

                                                                                         Three  Months Ended
                                                                                     ---------------------------
                                                                                    June 1,                May 27,
                                                                                      1996                   1995
                                                                                      ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $184                   $771
  Adjustments to reconcile net income to net cash
     used in operating activities -
     Depreciation and amortization                                                     433                    319
     Loss on retirement of property and equipment                                        2                      -
     Changes in current assets and liabilities-
      Accounts receivable                                                           (1,206)                (1,499)
      Refundable income taxes                                                        1,383                      -
      Inventories                                                                   (2,216)               (10,744)
      Prepaid expenses and other current assets                                       (230)                    38
      Accounts payable                                                              (6,034)                (1,276)
      Accrued expenses and other current liabilities                                  (154)                 1,293
                                                                                   --------               --------
       Net cash used in operating activities                                        (7,838)               (11,098)
                                                                                   --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (817)                (1,823)
  Increase in other assets                                                             (86)                   (22)
                                                                                   --------               --------
       Net cash used in investing activities                                          (903)                (1,845)
                                                                                   --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                                             0                    17
  Net borrowings under bank credit facility                                           8,919                12,917
  Net borrowings (payments) on capital lease obligations                              (125)                   832
                                                                                   --------              --------
        Net cash provided by financing activities                                     8,794                13,766
                                                                                   --------              --------
NET INCREASE IN CASH                                                                     53                   823
CASH, BEGINNING OF PERIOD                                                               436                   361
                                                                                   --------              --------
CASH, END OF PERIOD                                                                    $489                $1,184
                                                                                   ========              ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for - Interest                                                            $280                  $210
                                                                                   ========              ========
                   Income Taxes                                                          $1                  $714
                                                                                   ========              ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:
  Equipment acquired under capital lease obligations                                     $0                  $420
                                                                                   ========              ========
See notes to condensed consolidated  financial statements.

                              TREND - LINES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
- - ------------------------

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the Company) for the interim periods presented. The operating results for the three months ended June 1, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 1, 1997.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 2, 1996. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2. EARNINGS PER SHARE DATA
- - --------------------------

Net income per share for the three months ended June 1, 1996 and May 27, 1995 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method and consist of common stock issuable upon the exercise of outstanding stock options. Outstanding shares and options have been adjusted to reflect a three-for-two split of the Class A Common Stock (Note 3) and a corresponding adjustment to the conversion ratio of Class B Common Stock.


3. STOCK SPLIT
- - --------------

In August, 1995, the Board of Directors approved a three-for-two stock split of the Class A Common Stock effected in the form of a stock dividend. The record date for the stock split was August 24, 1995 and the dividend was paid on September 1, 1995. The stock split has been retroactively reflected in the accompanying consolidated statements and notes for all periods presented.


4. BANK CREDIT FACILITY
- - -----------------------

As of March 2, 1996, the Company was in violation of certain financial covenants. The covenants were subsequently waived for the fiscal year ended March 2, 1996, and the enforcement of these financial covenants was suspended by the bank for a period not to extend

                               TREND-LINES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

beyond August 15, 1996. In addition, the Company agreed to certain other conditions, including a monthly fee of one-eighth of one percent of the commitment payable through July 1996, a reduction in the borrowing base formula and interest on outstanding borrowings at the bank's base rate plus 2%.

On July 3, 1996, the Company entered into a new, three-year revolving secured credit facility with another institution, pursuant to which the Company may borrow a maximum of $40 million based on a borrowing formula related to inventory levels, as defined. The facility bears interest at the bank's reference rate plus .75% or LIBOR plus 2.25%. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly.


5. RESTRUCTURING CHARGE
- - -----------------------

In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of approximately $1.4 million, representing the costs associated with reorganizing its operations. These costs include a $954,000 charge for the rent and related expenses for closing 12 retail store locations and the severance and related benefits for terminated employees. Additionally, $443,000 was charged for the consolidation of the Company's distribution centers.

As of June 1, 1996, 8 retail store locations were closed and approximately $234,000 was charged against the restructuring reserve for store closing related activities. In addition, approximately $166,000 associated with the consolidation of the Company's distribution centers was also charged against the restructuring reserve.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - ---------------------

Net sales for the first quarter of fiscal 1996 increased by $11.9 million, or 31.9%, from $37.4 million for the first quarter of fiscal 1995 to $49.3 million. Net catalog sales for the first quarter of fiscal 1996 increased $2.1 million or 12.2%, from $16.8 million for the first quarter of fiscal 1995 to $18.9 million for the first quarter of fiscal 1996, while retail sales increased $9.9 million or 48.0% as compared to the first quarter of fiscal 1995. The increase in net catalog sales was primarily attributable to the Trend-Lines catalog being more promotional and moderate expansion of the Company's Golf Day catalog circulation. The revenue growth of retail stores is attributable to the expansion of the Company's retail store base, which expanded over 42% from 103 locations at the end of the first quarter of fiscal 1995 to 147 locations at the end of the first quarter of fiscal 1996. Comparable net store sales for Woodworkers Warehouse/Post Tool stores and Golf Day stores for the first quarter of fiscal 1996 increased by 5.8% as compared to the first quarter of fiscal 1995.

Gross profit for the first quarter of fiscal 1996 increased 16.2% from $14.1 million for the first quarter of fiscal 1995 to $16.4 million for the first quarter of fiscal 1996. As a percentage of net sales, gross profit decreased from 37.8% of net sales for the first quarter of fiscal 1995 to 33.3% of net sales in the first quarter of fiscal 1996. The decrease in the Company's gross profit percentage is primarily the result of promotional catalog activity and the Company's changing sales mix, which is caused by the increase in retail sales as a percentage of total sales (retail store sales generally have lower overall gross margins than catalog sales).

Selling, general and administrative expenses for the first quarter of fiscal 1996 increased 25.5%, or $3.2 million from $12.5 million for the first quarter of fiscal 1995 to $15.7 million for the first quarter of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased from 33.5% of net sales in the first quarter of fiscal 1995 to 31.8% of net sales in the first quarter of fiscal 1996. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily attributable to a decrease in advertising expenses as a percentage of net sales, lower operating costs associated with retail stores generally as compared to catalogs and the allocation of these expenses over a higher volume of net sales (retail store sales generally have lower overall gross margins than catalog sales). The dollar increases in selling, general and administrative expenses are primarily related to the Company's continuing retail expansion.

As the result of the above factors, income from operations for the first quarter of fiscal 1996 decreased by $.9 million, or 55.6%, from $1.6 million in the first quarter of fiscal 1995 to $.7 million in the first quarter of fiscal 1996. As a percentage of net sales, income from operations decreased from 4.3% of net sales in the first quarter of fiscal 1995 to 1.5% of net sales in the first quarter of fiscal 1996.

Interest expense, net of interest income, for the first quarter of fiscal 1996 increased by $82,000 from $328,000 in the first quarter of fiscal 1995 to $410,000 in the first quarter of fiscal 1996. The increase in interest expense is attributable to the increase in the Company's bank credit facility, which was used to partially fund the expansion of the Company's retail stores.

Liquidity and Capital Resources
- - -------------------------------

The Company's working capital decreased by $.4 million, from $31.4 million as of March 2, 1996 to $31.0 million as of June 1, 1996. The decrease resulted primarily from a $2.2 million increase in inventories, a $1.2 million increase in accounts receivable and a $6.0 million decrease in accounts payable, which was offset by a $8.9 million increase in bank debt, primarily to support the Company's expanding retail operations and a $1.4 million decrease in refundable income taxes. The decrease in working capital was funded primarily with increases in Company bank debt and the use of refundable income taxes.

The Company anticipates that in fiscal 1996, it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company opened nine stores and closed three stores in the first quarter. For fiscal 1996, the Company currently plans to open approximately 20 to 40 retail stores, including those opened in the first quarter.

The Company believes that the cash generated from operating activities, trade credit and available bank borrowings will be sufficient to fund its operations and its retail store expansion program for the next twelve months.

Impact of Inflation
- - -------------------

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
- - --------------------------------------------------------------------------------

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the

Company; (ii) the Company's ability to open the planned number of stores will depend upon a number of other factors, including securing desirable locations, negotiating leases with acceptable terms, and hiring, training and retraining qualified personnel; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iv) the Company's tool and golf businesses are highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes in the tool or golf retail climate could adversely affect the Company's plans and results of operations; and (v) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                              TREND - LINES, INC.


Part II - Other Information

     Item 1. Legal Proceedings
                  Not applicable

     Item 2. Changes in Securities
                  Not applicable

     Item 3. Defaults Upon Senior Securities
                  Not applicable

     Item 4. Submission of Matters to a vote of Security Holders
                  Not applicable

     Item 5. Other Information
                  Not applicable

     Item 6. Exhibits and Reports on Form 8-K
             (a) Exhibits - not applicable

             (b) Reports on Form 8-K -  not applicable

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TREND-LINES, INC
                                             ----------------
                                             Registrant


Date: July 15, 1996                          /s/ STANLEY D. BLACK
                                             -------------------------------
                                             Stanley D. Black
                                             (President and Chief Executive
                                              Officer)


                                             /s/ KARL P. SNIADY
                                             -------------------------------
                                             Karl P. Sniady
                                             (Executive Vice President,
                                             Chief Financial Officer)