Form 10-Q
period 1996-08-31
TREND LINES INC
filed 1996-10-15
CIK 922978

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   Form 10-Q
(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        ------------------  TO  -----------------

                           0-24390
Commission file number  ...............

                              TREND - LINES, INC.
             ......................................................
             (Exact name of registrant as specified in its charter)


      Massachusetts                     04-2722797
 ...................................     ..............................
 (State or  other jurisdiction of          (I.R.S. Employer
  incorporation or organization)             Identification No.)



135 American Legion Highway, Revere, Massachusetts        02151
 ...............................................................
   (Address of principal executive office)                    (Zip Code)



                                (617) 853 - 0900
                .................................................
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes ..X...    No......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                NUMBER OF SHARES OUTSTANDING
             CLASS                                     OCTOBER 1, 1996
             -----                           -----------------------------------
 Class A Common Stock, $.01 par value                   6,264,403

Class B Common Stock, $.01 par value                    4,780,026 *

* Each share of Class B Common Stock is convertible into a share of Class A Common Stock.

                                     INDEX



                                                                   Page
                                                                   ----

Part I - Financial Information

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               August 31, 1996 (Unaudited) and March 2, 1996         3

               Condensed Consolidated Statements of Operations
               Three Months and Six Months Ended August 31, 1996
               and August 26,1995 (Unaudited)                        4

               Condensed Consolidated Statements of Cash Flows
               Six Months Ended August 31, 1996
               and August 26, 1995 (Unaudited)                       5

               Notes to Condensed Consolidated
               Financial Statements                                6-7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                8-11

Part II - Other Information

Item 1.        Legal Proceedings                                    12

Item 2.        Changes in Securities                             12-13

Item 3.        Defaults Upon Senior Securities                      13

Item 4.        Submission of Matters to a Vote of Security
               Holders                                           13-14

Item 5.        Other Information                                    14

Item 6.        Exhibits and Reports on Form 8-K                     14

Signatures                                                          15

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                               TREND-LINES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)


                                          (Unaudited)
                                          August 31,   March 2,
                 ASSETS                      1996        1996
                                             ----        ----
CURRENT ASSETS:
 Cash                                         $1,454       $436
 Accounts receivable, net                      9,978      8,319
 Refundable income taxes                       1,561      4,401
 Inventories                                  70,284     68,885
 Prepaid expenses and other current            5,610      5,492
  assets                                    --------   --------
     Total current assets                     88,887     87,533
                                            --------   --------

PROPERTY AND EQUIPMENT, NET                   13,334     12,815
OTHER ASSETS                                     667        310
                                            --------   --------
                                            $102,888   $100,658
                                            ========   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Bank credit facility                        $27,169    $18,483
 Current portion of capital lease                606        566
  obligations
 Accounts payable                             24,840     30,476
 Accrued expenses                              5,642      6,602
                                            --------   --------
     Total current liabilities                58,257     56,127
                                            --------   --------

CAPITAL LEASE OBLIGATIONS, NET OF
 CURRENT PORTION                               1,934      2,243

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value -
   Class A - Authorized - 20,000,000
    shares
   Issued and outstanding - 6,264,403             62         62
    shares and 6,252,965
    shares at August 31, 1996 and March
     2, 1996, respectively
   Class B - Authorized - 5,000,000
    shares
      Issued and outstanding -                    32         32
       4,780,026 shares and 4,790,915
       shares at August 31, 1996 and
       March 2, 1996, respectively
 Additional paid-in capital                   41,316     41,316
 Retained earnings                             1,287        878
                                            --------   --------
     Total stockholders' equity               42,697     42,288
                                            --------   --------
                                            $102,888   $100,658
                                            ========   ========

  See notes to condensed consolidated financial statements.


                               TREND-LINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (amounts in thousands)
                                  (Unaudited)


                               Three months ended         Six months ended
                               ------------------         ----------------
                             August 31,  August 26,     August 31,    August 26,
                                1996        1995           1996         1995
                                ----        ----           ----         ----
NET SALES                       $46,827     $36,458        $96,138       $73,834
COST OF SALES                    31,604      23,567         64,499        46,813
                                -------     -------        -------       -------

     Gross Profit                15,223      12,891         31,639        27,021

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES       14,230      10,797         29,926        23,304
                                -------     -------        -------       -------

     Income from operations         993       2,094          1,713         3,717

INTEREST EXPENSE, net of            615         636          1,025           964
 interest income                -------     -------        -------       -------

     Income before                  378       1,458            688         2,753
      provision for income
      taxes

PROVISION FOR  INCOME TAXES         153         583            279         1,107
                                -------     -------        -------       -------

     Net income                    $225        $875           $409        $1,646
                                =======     =======        =======       =======


NET INCOME PER COMMON SHARE       $0.02       $0.09          $0.04         $0.16
                                =======     =======        =======       =======

WEIGHTED AVERAGE COMMON
 SHARES
OUTSTANDING                      11,298      10,034         11,297        10,006
                                =======     =======        =======       =======

See notes to condensed consolidated financial statements.

                               TREND-LINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                 (Unaudited)

                                                Six Months Ended
                                                ----------------
                                          August 31,       August 26,
                                             1996             1995
                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                  $409         $1,646
    Adjustments to reconcile net income
     to net cash used in operating
     activities -
     Depreciation and amortization               831            659
     Gain on retirement of property and          (18)             -
      equipment
     Changes in current assets and
      liabilities-
      Accounts receivable                     (1,659)        (2,024)
      Refundable income taxes                  2,840              -
      Inventories                             (1,399)       (12,313)
      Prepaid expenses and other                (118)          (606)
       current assets
      Accounts payable                        (5,636)        (6,861)
      Accrued expenses and other                (960)         1,254
       current liabilities                   -------       --------
       Net cash used in operating             (5,710)       (18,245)
        activities                           -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment       (1,332)        (3,113)
    Increase in other assets                    (357)           284
                                             -------       --------
       Net cash used in investing             (1,689)        (2,829)
        activities                           -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of stock            -             19
     options
    Net borrowings under bank credit           8,686         20,496
     facility
    Net borrowings (payments) on                (269)           622
     capital lease obligations               -------       --------
       Net cash provided by financing          8,417         21,137
        activities                           -------       --------
NET INCREASE IN CASH                           1,018             63
CASH, BEGINNING OF PERIOD                        436            361
                                             -------       --------
CASH, END OF PERIOD                           $1,454           $424
                                             =======       ========

Supplemental Disclosure of Cash Flow
 Information:
    Cash paid for - Interest                    $536           $782
                                             =======       ========
        Income Taxes                            $133         $1,868
                                             =======       ========

Supplemental Schedule of Noncash
 Investing and
  Financing Activities:
   Equipment acquired under capital               $-           $534
    lease obligations                        =======       ========

See notes to condensed consolidated financial statements.

                              TREND - LINES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. Basis of Presentation
     ------------------------

     The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the Company) for the interim periods presented. The operating results for the six months ended August 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 1, 1997.

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


     2. Earnings per Share Data
     --------------------------

     Net income per share for the six months ended August 31, 1996 and August 26, 1995 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method and consist of common stock issuable upon the exercise of outstanding stock options. Outstanding shares and options have been adjusted to reflect a three-for-two split of the Class A Common Stock and a corresponding split of Class B Common Stock (Note 3).


     3. Stock Split
     --------------

     In August, 1995, the Board of Directors approved a three-for-two stock split of the Class A Common Stock effected in the form of a stock dividend. The record date for the stock split was August 24, 1995 and the dividend was paid on September 1, 1995. In July, 1996 the Board of Directors approved a corresponding three-for-two stock split of the Class B Common Stock effected in the form of a stock dividend. The stock splits have been retroactively reflected in the accompanying consolidated statements and notes for all periods presented.

                               TREND-LINES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     4. Bank Credit Facility
     -----------------------

     At August 31, 1996, the Company had approximately $27.2 million of borrowings outstanding and approximately $1.1 million of letters of credit outstanding. The Company had approximately $8.4 million in available borrowings under this facility.

     On July 3, 1996, the Company entered into a new, three-year revolving secured credit facility with another institution, pursuant to which the Company may borrow a maximum of $40 million based on a borrowing formula related to inventory levels, as defined. The facility bears interest, at the Company's option, at the bank's reference rate plus .75% or LIBOR plus 2.25%. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly.


     5.  Restructuring Charge
     ------------------------

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

     As of August 31, 1996, 11 retail store locations were closed and approximately $475,000 was charged against the restructuring reserve for store closing related activities. In addition, approximately $185,000 associated with the consolidation of the Company's distribution centers was also charged against the restructuring reserve.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations
     ---------------------

     Net sales for the second quarter of fiscal 1996 increased by $10.4 million, or 28.4%, from $36.5 million for the second quarter of fiscal 1995 to $46.8 million. Net catalog sales for the second quarter of fiscal 1996 decreased $.7 million or (4.6)%, from $15.1 million for the second quarter of fiscal 1995 to $14.4 million for the second quarter of fiscal 1996, while retail sales increased $11.1 million or 52.1% as compared to the second quarter of fiscal 1995. The decrease in net catalog sales was primarily caused by the reduced response rate for the Golf Day catalog and to the Company's opening of retail stores in areas previously only serviced by its catalogs which has resulted in a decrease in the Company's catalog sales in those areas. The Company believes that the expansion of its retail store operations will continue to result in a decrease in its catalog sales. The revenue growth of retail stores was attributable to the expansion of the Company's retail store base, which expanded over 28% from 113 locations at the end of the second quarter of fiscal 1995 to 145 locations at the end of the second quarter of fiscal 1996. Comparable net store sales for Woodworkers Warehouse / Post Tool stores and Golf Day stores for the second quarter of fiscal 1996 increased by 18.4% as compared to the second quarter of fiscal 1995.

     Net sales for the first six months of fiscal 1996 increased by $22.3 million, or 30.2%, from $73.8 million for the first six months of fiscal 1995 to $96.1 million for the first six months of fiscal 1996. Comparable net store sales for Woodworkers Warehouse / Post Tool Stores and Golf Day for the first six months of fiscal 1996 increased by 12.3% as compared to the first six months of fiscal 1995. Catalog sales for the first six months of fiscal 1996 increased $1.4 million , or 4.4%, from $31.9 million for the first six months of fiscal 1995 to $33.3 million for the six months of fiscal 1996, while retail sales increased $20.9 million, or 49.9%, as compared to the first six months of fiscal 1995. The increase in net catalog sales was primarily attributable to the Trend-Lines catalog being more promotional and moderate expansion of the Company's Golf Day catalog circulation during the first quarter.

     Gross profit for the second quarter of fiscal 1996 increased 17.5% from $12.9 million for the second quarter of fiscal 1995 to $15.2 million for the second quarter of fiscal 1996. As a percentage of net sales, gross profit decreased 2.9% from 35.4% of net sales for the second quarter of fiscal 1995 to 32.5% of net sales in the second quarter of fiscal 1996.
     The decrease in the Company's gross profit percentage was the result of promotional catalog and retail activity and the Company's changing sales mix, which was caused by the increase in retail sales as a percentage of total sales. The Company's retail store sales generally have lower overall gross margins than catalog sales.

     Gross profit for the first six months of fiscal 1996 increased 16.8% from $27.0 million for the first six months of fiscal 1995 to $31.6 million for the first six months of fiscal 1996. As a percentage of net sales, gross profit decreased 3.7% from 36.6% of net sales for first six months of fiscal 1995 to 32.9% of net sales for the first six months of fiscal 1996. The decrease in the

     Company's gross profit percentage was primarily the result of promotional catalog and retail activity and the Company's changing sales mix.

     Selling, general and administrative expenses for the second quarter of fiscal 1996 increased 31.5%, or $3.4 million, from $ 10.8 million for the second quarter of fiscal 1995 to $14.2 million for the second quarter of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased .7% from 29.6% of net sales in the second quarter of fiscal 1995 to 30.3% of net sales in the second quarter of fiscal 1996. Selling, general and administrative expenses increased in dollar terms and as a percentage of net sales due primarily to the Company's continuing retail expansion.

     Selling, general and administrative expenses for the first six months of fiscal 1996 increased 28.3%, or $6.6 million, from $23.3 million for the first six months of fiscal 1995 to $29.9 million for the first six months of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased .5% from 31.6% of net sales for the first six months of fiscal 1995 to 31.1% of net sales for the first six months of fiscal 1996. The dollar increases in selling, general and administrative expenses are primarily related to the Company's continuing retail expansion.

     As the result of the above factors income from operations for the second quarter of fiscal 1996 decreased by $1.1 million, or (54.2)%, from $2.1 million in the second quarter of fiscal 1995 to $1.0 million in the second quarter of fiscal 1996. As a percentage of net sales, income from operations decreased 3.7% from 5.7% of net sales in the second quarter of fiscal 1995 to 2.1% of net sales in the second quarter of fiscal 1996.

     As the result of the above factors income from operations for the first six months of fiscal 1996 decreased $2.0 million, or (54.8)% from $3.7 million in the first six months of fiscal 1995 to $1.7 million in the first six months of fiscal 1996. As a percent of net sales, income from operations decreased 3.3% from 5.0% of net sales in the first six months of 1995 to 1.7% of the net sales in the first six months of fiscal 1996.

     Interest expense, net of interest income, for the second quarter of fiscal 1996 decreased by $21,000 from $636,000 in the second quarter of fiscal 1995 to $615,000 in the second quarter of fiscal 1996. The decrease in interest expense was attributable to the decrease in the Company's average borrowings, which was partially offset by an increased borrowing rate .

     Interest expense, net of interest income, for the first six months of fiscal 1996 increased by $61,000 from $964,000 in the first six months of fiscal 1995 to $1,025,000 in the first six months of fiscal 1996, caused by the increased borrowing rate.

     Liquidity  and Capital Resources
     --------------------------------

The Company's working capital decreased by $.8 million, from $31.4 million as of March 2, 1996 to $30.6 million as of August 31, 1996. During the first six months of fiscal 1996, net cash used in operating activities was approximately $6.4 million, net cash used in investing activities was approximately $1.7 million and net cash provided from financing activities was approximately $9.1 million. The net cash used in operating activities resulted primarily from $1.2 million provided by net income and depreciation, $2.8 million provided from income tax refunds, offset by a decrease in Accounts Payable and accrued expenses of $7.3 million and a combined $3.1 million increase in inventories, accounts receivable and prepaid expenses and other current assets. The net cash used in investing activities was primarily related to purchases of property and equipment required for the Company's retail expansion. During the first six months of fiscal 1996, the net cash provided from financing activities was primarily attributable to $9.4 million in net borrowings under the Company's bank credit facility, offset by $.3 million in payments under capital leases.

The Company anticipates that in fiscal 1996, it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company opened two stores and closed four stores in the second quarter. For fiscal 1996, the Company currently plans to open approximately 25 to 35 retail stores, including those opened in the last two quarters.

The amount available under the credit facility is $36.7 million, of which $27.2 million (including letters of credit totaling approximately $1.1 million) was outstanding as of August 31, 1996.

The Company believes that the cash generated from operating activities, trade credit and available bank borrowings will be sufficient to fund its operations and its retail store expansion program for the next twelve months, however, there can be no assurance that this will be the case. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995".


Impact of Inflation
-------------------
The Company does not believe that inflation has had a material impact on its net sales or results of operations.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------
Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's ability to open the planned number of stores will depend upon a number of other factors, including securing desirable locations, negotiating leases with acceptable terms, and hiring, training and retraining qualified personnel; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iv) the Company's tool and golf businesses are highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes in the tool or golf retail climate could adversely affect the Company's plans and results of operations; and (v) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                              TREND - LINES, INC.


     Part II - Other Information

           Item 1.  Legal Proceedings
                         Not applicable

           Item 2.  Changes in Securities

               At the Annual Meeting of Stockholders of the Company held on July 17, 1996, the stockholders approved certain amendments to the Restated Articles of Organization of the Company (the "Restated Articles").

               The stockholders approved amendments to the Restated Articles which generally have the effect of decreasing from two-thirds to a majority the vote required to amend the Restated Articles, to amend the By-Laws and to approve mergers and sales of substantially all of the assets of the Company. Any change in the rights and preferences of the Class A Common Stock ("Class A Stock") and Class B Common Stock ("Class B Stock") would still require the affirmative vote of two-thirds of the total voting power of the Company.

               The stockholders also approved an amendment to the Restated Articles under which the Company elected not to be governed by a Massachusetts statute which prohibits a corporation with more than 200 stockholders from engaging in a "business combination" with a 5% or more stockholder of the corporation for a period of three years after the date the person became a 5% holder, subject to certain exceptions. The stockholders also amended the Restated Articles to delete a provision generally similar, but not identical to, the provisions of this Massachusetts statute. The general effect of these amendments is to make it easier for the Company to engage in a "business combination" with a 5% stockholder.

               The stockholders also approved an amendment to the Restated Articles such that shares of Class B Stock surrendered upon conversion can be reissued in connection with certain dividends and other distributions of capital stock. Prior to the amendment, the shares of Class B Stock surrendered upon conversion were canceled and not available for reissuance. The general effect of this amendment is to restore converted shares of class B Stock to the staus of authorized but unissued shares, available for reissuance in connection with dividends and other distributions of Class B Stock payable with respect to the Class B Stock, all in accordance with the provisions of the Restated Articles.

               In August 1995, the Company declared a 3-for-2 stock split of the Class A Stock to be effected in the form of a stock dividend.
               The Company suspended the corresponding dividend on the Class B Stock because there was not a sufficient number of authorized but unissued shares of Class B Stock to effect a 3-for-2 stock split. As a result, the conversion ratio of the Class B Stock was increased from 1 to 1.5 shares of Class A Stock for each share of Class B Stock. The suspension of such dividend was agreed by the holders of the Class B Stock with the understanding that the Company, at the next succeeding annual meeting of stockholders, would seek to make available additional shares of Class B Stock so that the suspended dividend could be paid. Following the amendment of the Restated Articles, the Company distributed shares of Class B Stock to the holders thereof, in payment of the suspended 1995 dividend. The dividend had the effect of restoring the original 1 to 1 conversion ratio.

      Item 3.  Defaults Upon Senior Securities
                     Not applicable

      Item 4. Submission of Matters to a vote of Security Holders The Annual Meeting of Stockholders was held July 17, 1996. Proxies for the Annual Meeting were solicited pursuant to Section 14 of The Securities and Exchange Act of 1934, as amended and regulations promulgated thereunder.

               At the Annual Meeting, a total of 5,342,983 shares of Class A Common Stock and 3,193,943 shares of Class B Common Stock were represented by proxy. Each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has 10 votes per share. The shares represented were voted in the following manner upon the proposal put forth at the meeting:

                                                                                       Broker
                                                  For       Against     Abstain        Non Vote

         To elect Messrs. Stanley D. Black, Ronald L. Franklin,
         Norman W. Zagorsky, John A. McGregor, Karl P,
         Sniady, Richard A. Mandell and Merrill Zenner as
         directors of the Company.
                              Class A shares   5,169,846    173,137         -0-            -0-
                              Class B shares   3,193,943         -0-        -0-            -0-



                                                                                       Broker
                                                  For       Against     Abstain        Non Vote
          To amend the Company's Restated Articles
          of Organization to eliminate certain
          supermajority voting provisions, and
          thereby permit approval of certain actions
          by the holders of a majority of the
          outstanding voting power.

                              Class A shares   1,831,652    158,898          -0-        3,352,433
                              Class B shares   3,193,943         -0-         -0-               -0-

                                                                                        Broker
                                              For           Against     Abstain         Non Vote
          To amend the Company's Restated Articles
          of Organization to amend the terms of the
          Class B Common Stock to provide that the
          shares of Class B Common Stock surrendered
          upon conversion into Class A Common
          Stock are restored to the status of authorized
          but unissued stock, available for reissuance
          in connection with certain dividends and
          other distributions of capital stock.

                              Class A shares   1,796,976    198,498          -0-        3,347,509
                              Class B shares   3,193,943         -0-         -0-               -0-


Item 5.  Other Information
                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

              Exhibit
               Number
              -------

                3.0     Restated Articles of Organization, as amended.          Filed herewith

               10.0     Loan and Security Agreement dated as                    Filed herewith
                        of July 3, 1996.

         (b) Reports on Form 8-K -  not applicable

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TREND-LINES, INC
                                               ----------------------
                                               Registrant


     Date:  October 15, 1996
                                               /s/ Stanley D. Black
                                               -----------------------
                                               Stanley D. Black
                                               (President and Chief Executive
                                                Officer)


                                               /s/ Karl P. Sniady
                                               ----------------------
                                               Karl P. Sniady
                                               (Executive Vice President,
                                               Chief Financial Officer)