Form 10-Q
period 1996-11-30
TREND LINES INC
filed 1997-01-13
CIK 922978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   Form 10-Q
(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

        ---------------- TO -----------------
                                        0-24390
Commission file number        . . . . . . . . . . . . . . . . .

                                            TREND - LINES, INC.
                          . . . . . . . . . . . . . . . . . . . . . . . . . . .
                          (Exact name of registrant as specified in its charter)


      Massachusetts                             04-2722797
 . . . . . . . . . . . . .                       . . . . . . . . . . . .
(State or  other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                  Identification No.)


135 American Legion Highway, Revere , Massachusetts           02151
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   (Address of principal executive office)                    (Zip Code)




                                               (617) 853 - 0900
                             . . . . . . . . . . . . . . . . . . . . . . . . . .
                            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes ..X...    No......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              CLASS       NUMBER OF SHARES OUTSTANDING JANUARY 7, 1997
                          --------------  --------------------------------------------

 Class A Common Stock,    $.01 par value                  6,139,754

Class B Common Stock,     $.01 par value                  4,750,026 *

* Each share of Class B Common Stock is convertible into a share of Class A Common Stock.

                                     INDEX



                                                                       Page
                                                                       ----

Part I - Financial Information

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               November 30, 1996 (Unaudited) and March 2, 1996           3

               Condensed Consolidated Statements of Operations
               Three Months and Nine Months Ended November 30, 1996
               and November 25,1995 (Unaudited)                          4

               Condensed Consolidated Statements of  Cash Flows
               Nine Months Ended November 30, 1996 and November 25,
               1995 (Unaudited)                                          5

               Notes to Condensed Consolidated Financial Statements      6-7


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8-11



Part II - Other Information

Item 1.        Legal Proceedings                                          12

Item 2.        Changes in Securities                                      12

Item 3.        Defaults Upon Senior Securities                            12

Item 4.        Submission of Matters to a Vote of Security Holders        12

Item 5.        Other Information                                          12

Item 6.        Exhibits and Reports on Form 8-K                           12

Signatures                                                                13

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         TREND-LINES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                       (amounts in thousands)
                                                                               (Unaudited)
                                                                 November 30,    March 2,
                 ASSETS                                             1996          1996
                                                                -------------  -----------
CURRENT ASSETS:
 Cash                                                            $     369     $    436
 Accounts receivable, net                                           11,736        8,319
 Refundable and prepaid income taxes                                 1,561        4,401
 Inventories                                                        77,107       68,885
 Prepaid expenses and other current assets                           6,934        5,492
                                                                  --------     --------
     Total current assets                                           97,707       87,533
                                                                  --------     --------

PROPERTY AND EQUIPMENT, NET                                         13,564       12,815
OTHER ASSETS                                                           622          310
                                                                  --------     --------
                                                                  $111,893     $100,658
                                                                  ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank credit facility                                             $ 34,348     $ 18,483
 Current portion of capital lease obligations                          618          566
 Accounts payable                                                   26,464       30,476
 Accrued expenses                                                    6,113        6,602
                                                                  --------     --------
     Total current liabilities                                      67,543       56,127
                                                                  --------     --------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                    1,774        2,243

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value -
   Class A - Authorized - 20,000,000 shares
   Issued - 6,299,754 shares and 6,252,965                              62           62
   shares at November 30, 1996 and March 2, 1996, respectively
   Class B - Authorized - 5,000,000 shares
   Issued and outstanding - 4,750,026 shares and 4,790,915
   shares at November 30, 1996 and March 2, 1996, respectively          48           48

 Additional paid-in capital                                         41,310       41,300
 Retained earnings                                                   1,927          878
                                                                  --------     --------
 Less:  160,000 Class A shares held in treasury stock at
        November 30,1996, at cost                                     (771)           -
                                                                  --------     --------
     Total stockholders' equity                                     42,576       42,288
                                                                  --------     --------
                                                                  $111,893     $100,658
                                                                  ========     ========

           See notes to condensed consolidated financial statements


                                          TREND-LINES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (amounts in thousands)
                            (Unaudited)

                                                     Three months ended             Nine months ended
                                          ----------------------------------------  -----------------
                                          November 30,  November 25,  November 30,    November 25,
                                              1996          1995          1996            1995
                                          ------------  ------------  ------------  -----------------

NET SALES                                      $49,100       $40,061      $145,238           $113,896
COST OF SALES                                   33,083        26,329        97,582             73,149
                                               -------       -------      --------           --------

   Gross Profit                                 16,017        13,732        47,656             40,747

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                      14,249        12,208        44,175             35,506
                                               -------       -------      --------           --------

   Income from operations                        1,768         1,524         3,481              5,241

INTEREST EXPENSE, net of interest income           693           463         1,718              1,428
                                               -------       -------      --------           --------

   Income before provision for income taxes      1,075         1,061          1763              3,813


PROVISION FOR  INCOME TAXES                        435           430           714              1,537
                                               -------       -------      --------           --------

   Net income                                  $   640       $   631      $  1,049           $  2,276
                                               =======       =======      ========           ========


NET INCOME PER COMMON SHARE                      $0.06         $0.06         $0.09              $0.22
                                               =======       =======      ========           ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                     11,305        11,201        11,294             10,396
                                               =======       =======      ========           ========


           See notes to condensed consolidated financial statements.





                             TREND-LINES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (amounts in thousands)
                              (Unaudited)                               Nine Months Ended
                                                                       ------------------
                                                                 November 30,      November 25,
                                                                   1996              1995
                                                               -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $  1,049            $  2,276
    Adjustments to reconcile net income to net cash
     used in operating activities -
     Depreciation and amortization                                    1,292               1,115
     Gain on sale of property and equipment                             (18)                  -
     Changes in current assets and liabilities-
      Accounts receivable                                            (3,417)             (4,385)
      Refundable and prepaid income taxes                             2,840                   -
      Inventories                                                    (8,222)            (16,443)
      Prepaid expenses and other current assets                      (1,442)             (3,061)
      Accounts payable                                               (4,012)             (1,958)
      Accrued expenses and other current liabilities                   (489)              2,212
                                                                   --------            --------
        Net cash used in operating activities                       (12,419)            (20,244)
                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                              (2,023)             (5,121)
    Increase in other assets                                           (312)               (521)
                                                                   --------            --------
        Net cash used in investing activities                        (2,335)             (5,642)
                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                            -              19,579
    Net proceeds from exercise of stock options                          10                   -
    Net borrowings under bank credit facility                        15,865               6,754
    Net borrowings (payments) under capital lease obligations          (417)              1,095
    Payments to acquire treasury stock                                 (771)                  -
                                                                   --------            --------
        Net cash provided by financing activities                    14,687              27,428
                                                                   --------            --------
NET INCREASE (DECREASE) IN CASH                                         (67)              1,542
CASH, BEGINNING OF PERIOD                                               436                 361
                                                                   --------            --------
CASH, END OF PERIOD                                                $    369            $  1,903
                                                                   ========            ========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for - Interest                                       $  1,220            $  1,372
                                                                   ========            ========
                  - Income Taxes                                   $    170            $  3,266
                                                                   ========            ========

Supplemental Schedule of Noncash Investing and
  Financing Activities:
   Equipment acquired under capital lease obligations              $      -            $    715
                                                                   ========            ========

See notes to condensed consolidated financial statements.

                              TREND - LINES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. BASIS OF PRESENTATION
     ------------------------

     The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the Company) for the interim periods presented. The operating results for the nine months ended November 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 1, 1997.

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


     2. EARNINGS PER SHARE DATA
     --------------------------

     Net income per common share for the nine months ended November 30, 1996 and November 25, 1995 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method and consist of common stock issuable upon the exercise of outstanding stock options. Outstanding shares and options have been adjusted to reflect a three-for-two split of the Class A and Class B Common Stock (Note 3).


     3. STOCK SPLIT
     --------------

     In August 1995, the Board of Directors approved a three-for-two stock split of the Class A Common Stock effected in the form of a stock dividend. The record date for the stock split was August 24, 1995 and the dividend was paid on September 1, 1995. In July 1996, the Board of Directors approved a corresponding three-for-two stock split of the Class B Common Stock effected in the form of a stock dividend. The stock splits have been retroactively reflected in the accompanying condensed consolidated statements and notes for all periods presented.

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

     As of November 30, 1996, the Company had approximately $34.3 million of borrowings outstanding and approximately $1.0 million of letters of credit outstanding. The Company had approximately $4.7 million in available borrowings under this facility.


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

     As of November 30, 1996, 12 retail store locations were closed and approximately $559,000 was charged against the restructuring reserve for store closing related activities. In addition, approximately $384,000 associated with the consolidation of the Company's distribution centers was also charged against the restructuring reserve. There were no non-cash adjustments to the accrual during the nine months ended November 30, 1996.


     6.  TREASURY STOCK
     ------------------

     In November 1996, the Company's Board of Directors approved a stock repurchase plan, whereby the Company may purchase up to 500,000 shares of common stock at fair market value, to be used for future Stock Option programs, investment and / or other corporate purposes. The treasury stock represents shares purchased under this program.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations
     ---------------------

     Net sales for the third quarter of fiscal 1996 increased by $9.0 million, or 22.6%, from $40.1 million for the third quarter of fiscal 1995 to $49.1 million for the third quarter of fiscal 1996. Net catalog sales for the third quarter of fiscal 1996 decreased $1.7 million or 10.4%, from $16.4 million for the third quarter of fiscal 1995 to $14.7 million for the third quarter of fiscal 1996, while retail sales increased $10.7 million or 45.1% as compared to the third quarter of fiscal 1995. The decrease in net catalog sales was primarily caused by a reduced response rate for the Trend-Lines catalog, which was partially offset by higher sales attributed to increased circulation for the Golf Day catalog. Also the Company's opening of retail stores in areas previously only serviced by its catalogs has resulted in a decrease in the Company's catalog sales in those areas. The Company believes that the expansion of its retail store operations will continue to result in a decrease in its catalog sales. The revenue growth of retail stores was attributable to a more promotional pricing strategy and the expansion of the Company's retail store base, which expanded 16.7% from 126 locations at the end of the third quarter of fiscal 1995 to 147 locations at the end of the third quarter of fiscal 1996. Comparable net store sales for Woodworkers Warehouse / Post Tool stores and Golf Day stores for the third quarter of fiscal 1996 increased by 25.3% as compared to the third quarter of fiscal 1995.

     Net sales for the first nine months of fiscal 1996 increased by $31.3 million, or 27.5%, from $113.9 million for the first nine months of fiscal 1995 to $145.2 million for the first nine months of fiscal 1996.
     Comparable net store sales for Woodworkers Warehouse / Post Tool Stores and Golf Day for the first nine months of fiscal 1996 increased by 17.1% as compared to the first nine months of fiscal 1995. Net catalog sales for the first nine months of fiscal 1996 decreased $.3 million , or .7%, from $48.3 million for the first nine months of fiscal 1995 to $48.0 million for the nine months of fiscal 1996, while retail sales increased $31.6 million, or 48.2%, as compared to the first nine months of fiscal 1995. The decrease in net catalog sales was primarily attributable to the Trend-Lines catalog lower third quarter response rate, which was largely offset by the moderate expansion of the Company's Golf Day catalog circulation.

     Gross profit for the third quarter of fiscal 1996 increased 16.6% from $13.7 million for the third quarter of fiscal 1995 to $16.0 million for the third quarter of fiscal 1996. As a percentage of net sales, gross profit decreased 1.7% from 34.3% of net sales for the third quarter of fiscal 1995 to 32.6% of net sales in the third quarter of fiscal 1996. The decrease in the Company's gross profit percentage was the result of more promotional catalog activity and the Company's changing sales mix, which was caused by the increase in retail sales as a percentage of total sales. The Company's retail store sales generally have lower overall gross margins than catalog sales.

     Gross profit for the first nine months of fiscal 1996 increased 17.0% from $40.7 million for the first nine months of fiscal 1995 to $47.7 million for the first nine months of fiscal 1996. As a percentage of net sales, gross profit decreased 3.0% from 35.8% of net sales for first nine months of fiscal 1995 to 32.8% of net sales for the first nine months of fiscal 1996. The decrease in the Company's gross profit percentage was primarily the result of more promotional catalog activity and the Company's changing sales mix.

     Selling, general and administrative expenses for the third quarter of fiscal 1996 increased 16.7%, or $2.0 million, from $ 12.2 million for the third quarter of fiscal 1995 to $14.2 million for the third quarter of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased 1.5% from 30.5% of net sales in the third quarter of fiscal 1995 to 29.0% of net sales in the third quarter of fiscal 1996. Selling, general and administrative expenses increased in dollar terms and decreased as a percentage of net sales due primarily to the Company's continuing retail expansion. The Company's retail stores generally have lower selling, general and administrative expenses as a percentage of sales than catalog operations.

     Selling, general and administrative expenses for the first nine months of fiscal 1996 increased 24.4%, or $8.7 million, from $35.5 million for the first nine months of fiscal 1995 to $44.2 million for the first nine months of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased .8% from 31.2% of net sales for the first nine months of fiscal 1995 to 30.4% of net sales for the first nine months of fiscal 1996. Selling, general and administrative expenses increased in dollar terms and decreased as a percentage of net sales due primarily to the Company's continuing retail expansion. The Company's retail stores generally have lower selling, general and administrative expenses as a percentage of sales than catalog operations.

     As the result of the above factors income from operations for the third quarter of fiscal 1996 increased by $.3 million, or 16.0%, from $1.5 million in the third quarter of fiscal 1995 to $1.8 million in the third quarter of fiscal 1996. As a percentage of net sales, income from operations decreased .2% from 3.8% of net sales in the third quarter of fiscal 1995 to 3.6% of net sales in the third quarter of fiscal 1996.

     As the result of the above factors income from operations for the first nine months of fiscal 1996 decreased $1.7 million, or 33.6% from $5.2 million in the first nine months of fiscal 1995 to $3.5 million in the first nine months of fiscal 1996. As a percent of net sales, income from operations decreased 2.2% from 4.6% of net sales in the first nine months of 1995 to 2.4% of the net sales in the first nine months of fiscal 1996.

     Interest expense, net of interest income, for the third quarter of fiscal 1996 increased by $230,000 from $463,000 in the third quarter of fiscal 1995 to $693,000 in the third quarter of fiscal 1996. The increase in interest expense was attributable to a higher borrowing base and interest rate.

     Interest expense, net of interest income, for the first nine months of fiscal 1996 increased by $.3 million from $1.4 million in the first nine months of fiscal 1995 to $1.7 million in the first nine months of fiscal 1996, caused by the increased interest rate.

     Liquidity  and Capital Resources
     --------------------------------

     The Company's working capital decreased by $1.2 million, from $31.4 million as of March 2, 1996 to $30.2 million as of November 30, 1996. During the first nine months of fiscal 1996, net cash used in operating activities was approximately $12.4 million, net cash used in investing activities was approximately $2.3 million and net cash provided from financing activities was approximately $14.7 million. The net cash used in operating activities resulted primarily from $2.3 million provided by net income and depreciation and amortization, $2.8 million provided from income tax refunds, offset by a combined increase of $13.1 million in inventories, accounts receivable and prepaid expenses and other current assets, associated with retail store expansion, and also offset by a decrease in accounts payable and accrued expenses of $4.5 million. The net cash used in investing activities was primarily related to purchases of property and equipment required for the Company's retail expansion. During the first nine months of fiscal 1996, the net cash provided from financing activities was primarily attributable to $15.9 million in net borrowings under the Company's bank credit facility, offset by $.8 million in payments to acquire treasury stock and $.4 million in payments under capital leases obligations.

     The Company anticipates that for the remainder of fiscal 1996, it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company opened three stores and closed one store in the third quarter. For the remainder of fiscal 1996, the Company currently plans to open approximately 25 to 30 retail stores, including the 14 stores opened in the last three quarters.

     The amount available under the credit facility is $40.0 million, of which $35.3 million (including letters of credit totaling approximately $1.0 million) was outstanding as of November 30, 1996.

     The Company believes that the cash generated from operating activities, trade credit and available bank borrowings will be sufficient to fund its operations and its retail store expansion program for the next twelve months, however, there can be no assurance that this will be the case. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."


     Impact of Inflation
     -------------------
     The Company does not believe that inflation has had a material impact on its net sales or results of operations.


     Safe Harbor Statement under the Private Securities Litigation Reform Act of
     ---------------------------------------------------------------------------
     1995
     ----

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



                                                     TREND-LINES, INC
                                                     -------------------------
                                                     Registrant


     Date:  January 9, 1997                          /s/ Stanley D. Black
                                                     -------------------------
                                                     Stanley D. Black
                                                     (Chief Executive Officer)



                                                     /s/ Karl P. Sniady
                                                     -------------------------
                                                     Karl P. Sniady
                                                     (Executive Vice President,
                                                     Chief Financial Officer)