Form 10-K405
period 1997-03-01
TREND LINES INC
filed 1997-05-19
CIK 922978

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
(Mark One)

   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

   For fiscal year ended March 1, 1997 or
                         -------------

   [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 (no fee required)

   For the transition period from __________ to ____________.

   Commission File Number:  0-24390
                            -------

                               Trend-Lines, Inc.
              --------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Massachusetts                                 04-2722797
       -------------------------                         ----------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

135 American Legion Highway, Revere, Massachusetts             02151
--------------------------------------------------             -----
(Address of Principal Executive Offices)                     (Zip Code)

                                (617) 853-0900
                                --------------
             (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Act:

                                     None

   Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

    The aggregate market value of the registrant's Class A Common Stock, $.01 par value, held by non-affiliates of the registrant as of May 2, 1997 was $55,715,940 based on the closing price of $5.25 on that date on the Nasdaq National Market. As of May 2, 1997, 5,862,534 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, and 4,750,026 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

                                    PART I
                                    ------

ITEM 1.  BUSINESS
------   --------

     Except for the historical information contained herein, the discussion in this Report and any document incorporated herein by reference contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, strategies, objectives, expectations and intentions. The cautionary statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" should be read as being applicable to all forward-looking statements wherever they appear. The Company's actual results could differ materially from those discussed or incorporated herein. Factors that could cause or contribute to such differences include those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed elsewhere herein or the documents incorporated herein by reference.

     Trend-Lines, Inc. (the "Company") is a specialty retailer of power and hand tools and accessories, as well as golf equipment and supplies. The Company was formed in 1981, and in 1983 the Company began mailing its Trend-Lines catalog and opened a Woodworkers Warehouse outlet store in its distribution center. The Company opened its first Woodworkers Warehouse retail store in 1986 and as of March 1, 1997, operated 96 Woodworkers Warehouse stores. In January 1995, the Company further expanded its tool retail operations by acquiring 17 Post Tool stores and a distribution center for those stores and as of March 1, 1997, operated 23 Post Tool stores. The Company purchased the Golf Day name and mailing list in 1989, mailed its first Golf Day catalog in 1990, opened a Golf Day outlet store in its distribution center in January 1991 and, as of March 1, 1997, operated 40 Golf Day stores. All of the Company's Woodworkers Warehouse and Golf Day retail stores are located in the Northeast and Mid-Atlantic regions. The Company's 23 Post Tool stores are located in California except for one store located in Nevada.

     The Company was incorporated in Massachusetts in 1981. The principal executive offices of the Company are located at 135 American Legion Highway, Revere, Massachusetts 02151, and its telephone number is (617) 853-0900. As used herein, the term Company refers to Trend-Lines, Inc. and its wholly owned subsidiary, Post Tool, Inc.

THE WOODWORKING TOOL INDUSTRY

     According to the "Woodworking in America"/TM/ survey sponsored in 1995 by the American Woodworker Magazine (the "Woodworking Survey"), approximately 10% of the United States adult population, or nearly 18.6 million people, are involved in woodworking activities, spending more than $6.3 billion annually on equipment and accessories used specifically for woodworking projects. Major items in this category include power tools; wood finishes; hand tools; blades, bits and cutters; glue and adhesives; abrasives; sharpening equipment; books and other equipment and supplies. Approximately 40% of the total amount spent, or $2.6 billion, is spent on power tools.

     Woodworkers range from home workshop enthusiasts to professionals involved in a wide variety of activities, including home construction and remodeling, cabinet and furniture making and other woodworking projects. More advanced woodworkers participate in activities that require a greater skill level, such as cabinet making, architectural woodworking, furniture making, millwork and veneering. According to the Woodworking Survey, woodworkers have been involved in woodworking an average of approximately fifteen years, and the typical woodworker spends an average of more than six hours per week in the workshop. Further, as interest and/or skill level increase, factors such as a wide variety and selection of merchandise and availability of hard-to-find items and well-known brand name products become more important to the woodworking customer.

THE GOLF INDUSTRY

     Some 25 million Americans played 490 million rounds of golf in 1996. This was a 3% increase in the number of golfers that participated in the sport and a 5.5% increase in the number of rounds played, according to the National Golf Foundation's 1996 report on golf participation in the United States. The game's growing popularity among juniors has been fueled by Tiger Woods; women represent the fastest growing golf segment. Major items in this category include clubs, bags, hand carts, balls, training aids, golf shoes, apparel, accessories and gift items.

BUSINESS STRATEGY

     The Company's business strategy is designed to enhance the Company's position as a leading specialty retailer of power and hand tools and accessories, as well as golf equipment and to maximize the Company's future growth. The key elements of the Company's business strategy are as follows:

     . EXPANSION OF RETAIL STORE OPERATIONS. The Company plans to continue to expand its retail store operations by opening approximately 40 to 50 stores in fiscal 1997. The Company intends to continue to focus its retail store openings in existing markets or markets in close proximity to those in which it is currently operating in order to take advantage of its distribution system. The Company may also consider expansion of its retail store operations through strategic acquisitions.

     . COMPLEMENTARY STORE AND CATALOG OPERATIONS. The strong name recognition of the Company's Trend-Lines and Golf Day catalogs, combined with the customer base and market knowledge that have resulted from its catalog operations, is facilitating the expansion of the Company's retail stores. Management uses catalog information, among other things, in identifying new store markets and determining the appropriate product mix for its retail stores.

     . COST-EFFECTIVE OPERATIONS. The Company consistently strives to lower the cost of its operations. In operating its tool and golf businesses in the Northeast and Mid-Atlantic regions, the Company uses a single facility with common management and common or parallel information, telemarketing and distribution systems, in order to achieve operational efficiencies. The Company also has a distribution center located in Hayward, California for its Post Tool operations which has been integrated into the Company's management information systems.

     . BREADTH AND DEPTH OF PRODUCT SELECTION. The Company offers breadth and depth of product selection, including many hard-to-find items, and high quality brand name and private label merchandise.

     . LOW PRICES AND MATCHING PRODUCT/PRICE GUARANTEE. The Company's competitive pricing strategy features everyday low prices combined with special sales and promotions, and a matching product/price guarantee on any identical product sold by a competitor.

     . EXPERT CUSTOMER SERVICE. The Company provides its customers with expert customer service through experienced, trained personnel who have extensive knowledge about the products sold by the Company.

     . CUSTOMER CONVENIENCE. The Company strives to maximize convenience to its customers by providing ample parking and fast in-and-out service.

EXPANSION STRATEGY

     As of March 1, 1997, the Company operated 96 Woodworkers Warehouse and 40 Golf Day stores in the Northeast and Mid-Atlantic regions, and 23 Post Tool stores in California and 1 in Nevada. In fiscal 1996, the Company opened 15 Woodworkers Warehouse and Post Tool stores. and 11 Golf Day stores, while closing 7 Woodworkers Warehouse stores and 1 Golf Day store. The Company plans to open approximately 40 to 50 retail stores in fiscal 1997.

     The Company intends to continue to focus store openings in existing markets or markets in close proximity to those in which it is currently operating in order to take advantage of its distribution system, as well as the strong name recognition, customer base and market knowledge that have resulted from the Company's catalog operations. When appropriate, the Company may also seek to open new Woodworkers Warehouse and Golf Day stores side-by-side or in the same strip mall. The Company may also consider expansion of its retail store operations through strategic acquisitions.

     When deciding whether to enter a new market or open additional stores in existing markets, the Company evaluates a number of criteria, including size and growth pattern of the population, local demographics, sales volume potential, competition, the potential effect of a new store on existing stores in the same area, real estate occupancy expense, traffic patterns and overall level of retail activity. Stores typically are located in high-traffic areas with adequate parking to support their sales volume.

     The cost of opening a new store (exclusive of distribution center inventory), including fixtures, equipment and nominal preopening expenses, averages approximately $350,000, including $290,000 of inventory, in the case of a tool store, and approximately $395,000, including $270,000 of inventory, in the case of a golf store. In each case, a portion of the inventory investment is financed with trade credit.

PRODUCTS AND MERCHANDISING

     The Company offers its woodworking customers breadth and depth of product selection, including many hard-to-find items, high quality brand name and private label merchandise, everyday low pricing and a matching product/price guarantee, expert customer service and convenience, all of which have enabled the Company to compete successfully against major home centers, mass merchandisers and hardware stores. The Company's Woodworkers Warehouse stores have been successful even when located near home centers such as Home Depot, Home Quarters, and Payless' Somerville Lumber Division.

     The Company's hand and power tool stores and Trend-Lines catalog carry a broad selection of brand name products, including products from Black & Decker, Bosch, Delta, DeVilbiss, DeWalt, Emglo, Freud, Hitachi, Makita, Milwaukee, Porter-Cable, Ryobi, Skil and Stanley Bostitch. In addition, the Company sells private label products under its Reliant, Carb-Tech and Vulcan trademarks. Most brand name and private label products are generally sold with a one year limited manufacturer's parts and labor warranty.

     Woodworker's Warehouse stores primarily carry woodworking power and hand tools and accessories. In addition, Post Tool stores also carry power and hand tools and accessories for mechanical (including automotive) work. The Company selects products based on quality, value, durability, historic product demand, safety and customer appeal. The Company constantly monitors its customers' product preferences through inventory and sales data provided by the Company's computer system, as well as its catalog operations.

     Woodworkers Warehouse stores and the Trend-Lines catalog serve a wide range of woodworking tool customers, from home workshop enthusiasts to professionals, involved in a wide variety of activities, including home construction and remodeling, cabinet and furniture making and other woodworking projects. The Company's Woodworkers Warehouse and Trend-Lines customers are generally experienced in woodworking and carpentry and desire high quality brand name tools. Post Tool customers buy tools for woodworking, carpentry, remodeling and general mechanical work, including automotive. Woodworkers Warehouse and Post Tool stores also attract professionals who are buying tools for use in their trade. The Company's stores offer professional tools, knowledgeable sales people and fast in-and-out service. The Company's Woodworkers Warehouse stores also offer tool repair, which is done by an outside service company.

     The Company's Golf Day retail stores and mail order catalog sell a broad selection of golf equipment and supplies, including clubs, club components, bags, balls, golf shoes, apparel, hand carts, training aids, accessories and gift items. The Company carries leading brand name golf products, including products from Aldila, Cleveland, Cobra, Etonic, Foot-Joy, Hogan, MacGregor, Mizuno, Nike, Spalding, Taylor Made, Titleist, Tommy Armour and Wilson. In addition, the Company sells private label golf merchandise under its Honors trademark. The Company selects golf products using similar criteria as are applied in the selection of tools and accessories.

RETAIL OPERATIONS

     The Company designs its retail stores to be destination stores and strives to maximize convenience to its customers by providing ample parking and fast in-and-out service. The Company's stores are generally located either in strip malls or in free-standing buildings.

     The Company's tool stores generally range from 4,500 to 5,500 square feet of retail space and carry approximately 5,000 stock keeping units (SKUs). The Company's golf stores generally range from 4,000 to 5,000 square feet of retail space and carry approximately 3,500 SKUs. Generally, the Company's stores are open six days and two nights per week, except for certain holidays.

     As of March 1, 1997, the Company operated 96 Woodworkers Warehouse stores, 23 Post Tool stores and 40 Golf Day stores. Of the Woodworkers Warehouse stores, 25 were located in New York, 20 in Massachusetts, 12 in New Jersey, 10 in New Hampshire, 8 in Connecticut, 7 in Maine, 7 in Pennsylvania, 3 in Rhode Island, 2 in Delaware and 2 in Vermont. Of the Post Tool stores, 22 are located in California and 1 in Nevada. Of the Golf Day stores, 12 are located in New Jersey, 10 in Massachusetts, 5 in New York, 5 in Connecticut, 3 in New Hampshire, 2 in Maine, 1 in Pennsylvania, 1 in Rhode Island and 1 in Delaware.

     The Company's Woodworkers Warehouse retail store operations are currently divided into regional districts, with each district containing from 18 to 30 stores. The Company evaluates the performance of its stores on a continuous basis and will close any store which is not adequately contributing to the profitability of the Company. During fiscal 1996, the Company closed 7 Woodworkers Warehouse stores and 1 Golf Day store.

     The Company trains its employees to explain and demonstrate to customers the use and operation of the Company's merchandise and to develop good salesmanship. The Company's in-house training program for new employees combines on-the-job training with the use of a Company-developed manual. Sales personnel attend in-house training sessions conducted by experienced salespeople or manufacturer's representatives and receive sales, product and other information in periodic meetings with managers.

CATALOG OPERATIONS

     The Company usually produces four versions of each of the Trend-Lines and Golf Day catalogs annually. The Company mailed approximately 15.2 million copies of its Trend-Lines catalog and approximately 16.2 million copies of its Golf Day catalog during fiscal 1996. The Trend-Lines and Golf Day catalog mailing lists total approximately 1,050,000 and 820,000 customers (comprised of selected previous buyers), respectively, and are supplemented with various rented lists. The Company's catalogs are mailed to prospective purchasers throughout the United States.

     Catalogs are sent to persons on the Company's mailing list, persons who have made inquiries, and persons on lists which the Company rents from or exchanges with compatible companies. The Company continually prospects for new customers by testing new mailing lists, media and other programs in order to cost-effectively increase the size of the Company's proprietary customer mailing lists. The Company also strives to generate more incremental revenue from existing customers. Through the use of its management information systems, the Company constantly monitors the product mix contained in its catalogs in order to maximize profitability and satisfy its customers' needs.

     A substantial majority of the Company's catalog orders and customer inquiries are received daily by a sophisticated call management distribution system via incoming toll-free ''800'' numbers. This system distributes calls to trained customer service representatives and provides detailed call reporting and analysis. The Company provides technical assistance to its customers, on a toll-call basis. The Company usually ships orders within 48 hours after receipt. In addition, the Company offers express delivery.

     The Company designs all of its catalogs in-house with desk top publishing equipment. The Company's most recently mailed Trend-Lines and Golf Day catalogs contained 68 and 36 pages, respectively. The actual catalog printing is done by outside printers, who also mail the catalogs.

MARKETING AND ADVERTISING

     The Company promotes retail store sales primarily through special store promotions, direct mail circulars, geographically concentrated newspaper and limited radio advertising, as well as point-of-sale materials posted and distributed in the stores. The Company also makes extensive use of special product promotions and sales, combination offers, coupons, and other devices to attract customers to its stores. The Company promotes catalog sales principally by catalog mailings. Management tracks the results of all advertising to determine future advertising programs and expenditures.

SUPPLIERS

     The power and hand tool and golf equipment businesses both rely on major vendors with well-known brand names, as well as smaller specialty vendors. In fiscal 1996, one of the Company's vendors accounted for more than 10% of the Company's purchases. The Company believes its vendor relationships are satisfactory.

     In fiscal 1996, approximately 14% of the Company's tool products and 3% of the Company's golf products were purchased from overseas vendors. A substantial portion of the tool and golf products sold under the Company's private labels are purchased from overseas vendors. The majority of the Company's overseas purchases are from Taiwan and, to a lesser extent, Korea, China, England, Germany and Switzerland. This portion of the Company's business is subject to the risks generally associated with conducting business abroad, including adverse fluctuations in currency rates, changes in import duties or quotas, the imposition of taxes or other charges on imports, and disruptions or delays in shipment or transportation. To date, these factors have not had a material adverse impact on the Company's operations.

DISTRIBUTION

     The Company leases a 286,000 square foot distribution center in Revere, Massachusetts, just outside of Boston. The facility also houses the Company's corporate offices and telemarketing operation. The distribution center serves the Woodworkers Warehouse and Golf Day retail stores and the woodworking and golf catalogs. The Company also leases a 48,000 square foot distribution center in Hayward, California for its Post Tool stores.

     The geographic concentration of its stores facilitate the Company's ability to make deliveries to stores on a frequent basis, provide it with significant labor and freight savings, and enable it to restock its stores' inventories promptly and efficiently from its distribution centers.

MANAGEMENT INFORMATION SYSTEMS

     The Company has invested significant resources in its management information systems, which are located at its corporate headquarters in Revere, Massachusetts and have been integrated with its Post Tool operations in California. These systems, which consist of a full range of retail, financial and merchandising systems, include inventory distribution and control, order fulfillment and inventory replenishment, staffing, sales and marketing analyses and financial and merchandise reporting. The Company's in-store point-of-sale computer system provides operational data to management on a daily basis that is used to track sales and forecast inventory requirements. The Company's inventory control systems provide for automated replenishment of merchandise to each of the Company's stores. The warehouse picking for the weekly store replenishment considers store sales through the close of business the previous day.

     The Company has systems that support the entire catalog cycle from purchasing merchandise and planning the catalogs, through merchandise sales and delivery to the customers' homes. The Company manages a catalog customer database which contains a list of approximately 1.9 million customers. The catalog customer database enables the Company to focus its catalog mailings on customers most likely to purchase, analyzes merchandise trends and buying patterns, and tracks the effectiveness of customer promotional merchandising.

     A disaster recovery plan for the Company's management information systems and electronic data processing systems has been implemented by the Company. This plan involves recovering all systems in another data center to simulate a situation in which the Company's center was inoperable. The Company has contracted with a third party to provide the Company with temporary data processing systems at an alternate location if such systems are needed.

COMPETITION

     The Company's power and hand tool and golf businesses are highly competitive and compete with a number of other retailers, mail order catalogs and magazine advertisers. Retail store competitors of the Company's tool stores include home centers, lumber yards, hardware stores, mass merchandisers, independent tool stores, industrial dealers and other specialty stores. Retail store competitors of the Company's golf stores include sporting goods stores, mass merchandisers, pro shops and other golf specialty stores.

     The Company competes on the basis of price, selection and service. Much of the Company's business is dependent upon competitive pricing. Many of the Company's competitors are substantially larger and have greater financial and other resources than the Company. The entrance of new competitors or the expansion of operations by existing competitors in the Company's market areas could have a material adverse effect on the Company's results of operations.

REGISTERED TRADEMARKS AND SERVICE MARKS

     Golf Day(R), Woodworkers Warehouse(R), Trend-Lines(R), Trend-Lines Woodworking Tools & Supplies(R), Golf Express(R), Carb-Tech(R), Post Tool(R), Reliant/TM/, Vulcan(R) and Honors(R) are trademarks or service marks of the Company. The Company intends to continue to register, when deemed appropriate, trademarks and service marks. The Company may also register trade names, when deemed appropriate.

REGULATORY MATTERS

     The Company's catalog business is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission, which prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail order sales and require sellers of mail order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. Management believes that the Company is in compliance with such regulations.

EMPLOYEES

     The Company relies on many part time, flex time and seasonal employees to meet its needs. At March 1, 1997, the Company employed approximately 1,225 persons, of whom 813 were full time and 412 were part time. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

    Executive officers of the Company are as follows:

          Name                             Age                      Position
          ----                             ---                      --------

Stanley D. Black........................   60         Chairman of the Board of Directors and
                                                      Chief Executive Officer

Richard Griner..........................   53         President, Chief Operating Officer and Director

Karl P. Sniady..........................   44         Executive Vice President, Finance and
                                                      Administration, Chief Financial Officer and
                                                      Director

Walter Spokowski........................   40         Executive Vice President, Merchandising

Allan Afrow.............................   52         Vice President, Legal and General Counsel

Frank Bussone...........................   50         Vice President, Marketing

Ronald L. Franklin......................   51         Vice President, Finance, Treasurer and Director

Kathleen Harris.........................   37         Vice President, Human Resources

Larry Key...............................   50         Vice President, Information Systems

John W. Leitner.........................   46         Vice President, Retail

John A. McGregor........................   47         Vice President, Golf Day Merchandising

Giles Taylor............................   37         Vice President, Operations

Norman W. Zagorsky......................   59         Vice President, Purchasing


   Stanley D. Black, founder of the Company, has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since its organization in 1981.

   Richard Griner joined Trend-Lines as President, Chief Operating Officer and Director in October 1996. From June, 1986 to January, 1995, Mr. Griner was senior vice president of operations for Family Dollar Stores.

    Karl P. Sniady has been Executive Vice President of the Company since June 1995 and Chief Financial Officer of the Company since September 1995. From 1990 to 1995, Mr. Sniady was chief financial officer of Auto Source, Inc., an automotive aftermarket retailer and subsidiary of Canadian Tire.

    Walter Spokowski joined Trend-Lines as Executive Vice President, Merchandising in March, 1997. From 1984 to February, 1997, Mr. Spokowski was with The Home Depot, Inc., the world's largest home improvement retailer. Mr. Spokowski served as Divisional Merchandising Manager for the Southeast Division from September, 1994 to March, 1997 and as Product Merchandise Manager from March, 1991 to September, 1994.

    Allan Afrow has been Vice President and General Counsel of the Company since May 1996. From January 1995 until May 1996, he was Corporate Counsel of the Company. From January 1982 through November 1994, Mr. Afrow was General Counsel to Cumberland Farms, Inc., a convenience store/gasoline retail business.

    Frank P. Bussone has been Vice President, Marketing since January 1995. Mr. Bussone has served as Director of Marketing of the Company from January 1988 until January 1995.

    Ronald L. Franklin has been a Director of the Company since May 1994, Treasurer since April 1994, and has served as Vice President, Finance since March 1987.

    Kathleen Harris has been Vice President, Human Resources, since January 1995. Ms. Harris served as Director of Human Resources of the Company since March 1994. From January 1991 until February 1994, Ms. Harris served as Manager of Human Resources of the Company.

    Larry Key has been Vice President, Information systems since December, 1996. From January, 1991 to October, 1996, Mr. Key was Senior MIS Director of Big B Drugs.

    John W. Leitner has been Vice President, Retail of the Company since March 1994. From August 1992 to February 1994, Mr. Leitner was an independent consultant. From November 1991 to July 1992, Mr. Leitner was director of stores elect of Child World, Inc..

    John A. McGregor has been Vice President, Golf Day Merchandising since August 1993. From April 1987 until July 1993, Mr. McGregor served as Vice President, Development of the Company.

    Giles Taylor joined Trend-Lines as Vice President, Operations in March 1997. From September, 1994 to February, 1997, Mr. Taylor was Director of Operations and Transportation for West Marine, Inc., the nation's largest specialty retailer of recreational and commercial boating supplies and apparel. From January, 1991 to September, 1994, Mr. Taylor was Director of Distribution and Transportation for EMI Records Group NA.

    Norman W. Zagorsky has been Vice President, Purchasing since January 1997 and Vice President, Trend-Lines Merchandising from March 1987 to January, 1997.

ITEM 2.  PROPERTIES
------   ----------

    The Company's principal executive offices and its distribution and centralized telemarketing operation are currently located in a common facility in Revere, Massachusetts, where the Company leases an aggregate of approximately 286,000 square feet of space. This lease expires in November, 2004 and has two five-year renewal options . The Company also leases a distribution facility in Hayward, California of approximately 48,000 square feet of space. This lease expires on May 31, 2001 and has a seven-year renewal option. In addition, the Company leases a 51,000 square foot warehouse facility in Chelsea, Massachusetts from an affiliate of Stanley D. Black, the Chairman of the Board and Chief Executive Officer of the Company. This lease expires in 2005. The Company is using this space for additional storage and is attempting to sublet the residual space.

    As of March 1, 1997, the Company operated 159 stores, all but two of which were leased. The leases typically provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term. In all cases, the Company pays fixed annual rents. Many of the Company's leases provide for an increase in annual fixed rental payments during the lease term and allow the Company to terminate the lease before the end of the lease term without penalty so long as proper notice is provided. Most leases also require the Company to pay real estate taxes, maintenance and repair costs, insurance, utilities and, in shopping center locations, to make contributions toward the shopping center's common area operating costs. As of March 1, 1997, the Company's store leases, assuming the Company exercises all lease renewal options, were scheduled to expire as follows:

                       NUMBER OF STORE LEASES
        YEARS LEASE    ----------------------
       TERMS EXPIRE         EXPIRING
     ----------------       --------
     1997-1999.......            6
     2000-2002.......           15
     2003-2004.......           36
     2005 and later..          100

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

    The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS
------   ---------------------------------------------------

    None

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------   ---------------------------------------------------------------------

MARKET PRICE

    The Class A Common Stock is included in the Nasdaq National Market under the symbol ''TRND.'' Prior to June 23, 1994, there was no public market for the Class A Common Stock. The following table sets forth the high and low sales prices for the Class A Common Stock for the periods indicated as reported by the Nasdaq National Market, adjusted to reflect a three-for-two stock split paid on September 1, 1995 .


                                           HIGH    LOW
                                          ------  ------
FISCAL YEAR ENDED MARCH 1, 1997
    First Quarter........................  $ 6.00  $ 3.50
    Second Quarter.......................  $ 5.25  $ 3.88
    Third Quarter........................  $ 5.38  $ 3.50
    Fourth Quarter.......................  $ 6.00  $ 4.63

FISCAL YEAR ENDED MARCH 2, 1996
    First Quarter........................  $ 9.67  $ 7.67
    Second Quarter.......................  $14.83  $ 9.00
    Third Quarter........................  $14.75  $11.50
    Fourth Quarter.......................  $12.00  $ 3.63

FISCAL YEAR ENDED FEBRUARY 28, 1995
    Second Quarter (from June 23, 1994)..  $ 9.25  $ 7.17
    Third Quarter........................  $ 9.25  $ 8.08
    Fourth Quarter.......................  $10.17  $ 7.96

    On May 2, 1997 the last reported sales price of the Class A Common Stock on the Nasdaq National Market was $5.25 per share. As of May 2, 1997, there were approximately 3,600 stockholders of record of the Class A Common Stock.

DIVIDENDS

    The Company does not anticipate declaring any cash dividends in the foreseeable future. It is the current policy of the Company to retain any earnings to finance the operations and expansion of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

The following table sets forth certain financial data with respect to the Company for each of the five years in the fiscal period ended March 1, 1997.

                              FISCAL YEARS ENDED
                              ------------------
                     (In thousands, except per share data)

                                          MARCH 1,       MARCH 2,       FEBRUARY 28,    FEBRUARY 28,   FEBRUARY 28,
                                           1997           1996(1)          1995            1994            1993
                                         --------       --------         -------         --------        -------
STATEMENTS OF OPERATIONS DATA(2):
  Net sales...........................   $208,582       $174,795         $128,332         $99,958        $76,830
  Cost of sales.......................    139,871        117,447           79,442          62,274         46,999
                                         --------       --------         --------         -------        -------
  Gross profit........................     68,711         57,348           48,890          37,684         29,831

  Selling, general and administrative
                                           61,045         59,845         --------         -------        -------
    expenses..........................                                     40,096          32,134         27,340
                                                                         --------         -------        -------
  Restructuring charge................          -          1,397                -               -              -
                                         --------       --------         --------         -------        -------
  Income (loss) from operations.......      7,666         (3,894)           8,794           5,550          2,491

  Interest expense, net...............      2,355          1,654              373             742            487
                                         --------       --------         --------         -------        -------
  Income (loss) before provision

    (benefit) for income taxes........      5,311         (5,548)           8,421           4,808          2,004
  Provision (benefit) for income taxes      2,061         (2,229)           2,990             210            136
                                         --------       --------         --------         -------        -------
  Net income (loss)...................   $  3,250       $ (3,319)        $  5,431         $ 4,598        $ 1,868
                                         ========       ========         ========         =======        =======
  Pro forma net income (loss)(3)......                                   $  5,051         $ 2,888        $ 1,324
                                                                         ========         =======        =======
  Pro forma net income (loss) per
    share(4)..........................   $    .29       $   (.33)        $    .56         $   .41        $   .19
                                         ========       ========         ========         =======        =======
  Weighted average number of
    shares outstanding(4).............     11,255         10,163            8,966           7,042          7,042


STORE OPERATING DATA:
  Net store sales (000's).............   $104,342       $ 98,515         $ 52,578         $26,457        $18,799
  Percentage increase (decrease) in
    comparable net store sales(5).....       19.6%         (0.3%)             1.4%            6.0%          23.6%
  Number of stores at end of period:
    Tool stores.......................        119            111             82(6))            30             20
    Golf stores.......................         40             30               10               5              1

CATALOG OPERATING DATA:
  Net  catalog sales                       68,240         76,280           75,754          73,501         58,031


                                         MARCH 1,       MARCH 2,        FEBRUARY 28,    FEBRUARY 28,   FEBRUARY 28,
                                           1997          1996(1)           1995            1994           1993
                                         --------       --------         --------         -------        -------
BALANCE SHEET DATA:
  Working capital.....................   $ 30,060       $ 31,406         $ 17,224         $ 2,457        $ 1,302
  Total assets........................    121,054        100,658           66,539          29,683         21,347
  Total debt..........................     27,757         21,292           12,071           7,680          7,586
  Stockholders' equity................     43,406         42,288           25,854           4,582            960

(1) The Company changed its fiscal year-end to the Saturday closest to the last day of February. As a result, the Company's 1995 Fiscal year, which ended on March 2, 1996, is a 53-week year and includes three extra days compared to the prior year.
(2) The Company operated as an S Corporation from March 1, 1987 through June 28, 1994 and, as a result, its taxable income (loss) during that period was passed through to its stockholders for federal income tax purposes. Accordingly, the historical financial statements do not include a provision for federal and state income taxes for operations through June 28, 1994, except for certain state income taxes imposed at the corporate level. See Notes 2 and 3 to Notes to Consolidated Financial Statements.
(3) Pro forma net income (loss) gives effect to a provision for income taxes that would have been required had the Company been taxed as a C Corporation from March 1, 1990 through June 28, 1994. See Notes 2 and 3 to Notes to Consolidated Financial Statements.
(4) Adjusted to reflect a three-for-two split of the Class A and Class B Common Stock paid on September 1, 1995 and July 17, 1996, respectively. See Note 5 to Notes to Consolidated Financial Statements.
(5) Calculated using net sales of comparable stores opened for at least a 13 month period.
(6) Reflects the purchase in January 1995 of 17 Post Tool retail stores.  See
    Note 14 to Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

GENERAL

    Until recent years, the Company's net sales have been primarily attributable to its mail order catalog operations, especially sales of power and hand tools and accessories. During fiscal 1996, the Company continued the expansion of its retail store operations, opening 15 Woodworkers Warehouse and Post Tool, and 11 Golf Day retail stores. The Company expects that the expansion of its retail store operations will generate the Company's future growth. As of March 1, 1997, the Company operated 119 Woodworkers Warehouse and Post Tool Retail Stores and 40 Golf Day retail stores.

    The following table presents net sales and overall gross margin data of the Company for the periods indicated:

                           Fiscal Years Ended
                -----------------------------------------
                  March 1,     March 2,     February 28,
                    1997         1996           1995
                ------------  -----------  --------------
                 (In thousands, except percentage data)
Net Sales:
Retail--
 Tools........     $115,183     $ 87,192        $ 47,786
 Golf.........       25,158       11,323           4,792
Catalog--
 Trend-Lines..       43,283       51,831          52,387
 Golf Day.....       24,958       24,449          23,367
                   --------     --------        --------
Total.........     $208,582     $174,795        $128,332
                   ========     ========        ========
Gross Margin..         32.9%        32.8%           38.1%
--------------     ========     ========        ========

    On an overall basis, the Company's catalog sales yield higher gross profit margins than retail store sales as a result of differences in product mix and greater promotional pricing in retail sales. Therefore, the Company anticipates that its total gross profit as a percentage of net sales will decrease as retail store sales become a greater percentage of the Company's total sales. The decrease in gross margin from fiscal 1994 to fiscal 1995 was also affected by a year-end inventory adjustment of $4.8 million. During fiscal 1996, the Company achieved a slight increase in its gross profit as a percentage of net sales as compared to fiscal 1995, primarily as a result of purchasing efficiencies, as well as a more favorable shrink experience in 1996. With respect to both catalog and retail store operations, sales of golf products have yielded higher gross profit percentages than sales of tools.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                             Fiscal Years Ended
                                     -----------------------------------
                                     March 1,   March 2,   February 28,
                                       1997       1996         1995
                                     ---------  ---------  -------------
Net sales..........................     100.0%     100.0%         100.0%
Cost of sales......................      67.1       67.2           61.9
                                        -----      -----          -----
Gross profit.......................      32.9       32.8           38.1
Selling, general and
  administrative expenses..........      29.2       34.2           31.2
Restructuring charge...............        --         .8             --
                                        -----      -----          -----
Income (loss) from operations......       3.7       (2.2)           6.9
Interest expense, net..............       1.1        1.0             .3
                                        -----      -----          -----
Income (loss) before income taxes..       2.6%     (3.2)%           6.6%
                                        =====      =====          =====

 FISCAL 1996 VERSUS FISCAL 1995

    Net sales for fiscal 1996 increased by $33.8 million, or 19.3%, from $174.8 million in fiscal 1995 to $208.6 million in fiscal 1996 as a result of a $41.8 million, or 42.4%, increase in net store sales, and a $8.0 million, or 10.5%, decrease in net catalog sales. The increase in net store sales was primarily due to the addition of 26 new stores as well as the impact of a full year of operations for 57 stores opened in the previous fiscal year. In addition, comparable store sales increased by 19.6%. The Company believes that the increase in comparable net store sales was a result of adopting a more promotional pricing strategy as well as closing 6 stores in the fourth quarter of fiscal 1995 and 8 stores in fiscal 1996. The decrease in net catalog sales was attributable to a 16.5% decrease in sales from the Company's Trend-Lines catalog as compared to fiscal 1995. Sales from the Company's Golf Day catalog increased 2.1% as compared to fiscal 1995. The opening of retail stores in areas previously only serviced by its catalogs has resulted in a decrease in the Company's catalog sales in those areas.

    Gross profit for fiscal 1996 increased 19.8%, from $57.3 million in fiscal 1995 to $68.7 million in fiscal 1996. As a percentage of net sales, gross profit increased to 32.9% in fiscal 1996, compared to 32.8% in fiscal 1995. The increase in gross profit as a percentage of net sales was primarily due to improved purchasing efficiencies, as well as a more favorable shrink experience in 1996.

    Selling, general and administrative expenses for fiscal 1996 increased 2.0%, from $59.8 million in fiscal 1995 to $61.0 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 29.3% in fiscal 1996 from 34.2% in fiscal 1995. The increases in selling, general and administrative expenses were primarily related to the Company's retail expansion. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased operational efficiencies associated with the Company's expansion and the lower cost of operating retail stores as compared to catalog operations.

    In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of $1.4 million, representing the costs associated with reorganizing its operations. These costs included the rent and related expenses for the closing of 12 retail store locations (of which 6 were closed late in the fourth quarter of fiscal 1995 and the remainder were closed in fiscal 1996), and expenses related to the consolidation of the Company's distribution centers and the severance and related benefits for terminated employees.

    As of March 1,1997, approximately $0.7 million was charged against the restructuring reserve for store closing related activities. In addition, approximately $0.4 million associated with the consolidation of the Company's distribution centers was also charged against the restructuring reserve in fiscal year 1996. As of March 1, 1997 and March 2, 1996, approximately $0.3 million and $1.4 million of restructuring costs are included in accrued expenses in the accompanying consolidated balance sheets. There were no non-cash adjustments to the accrual during fiscal year ended March 1,1997.

    Interest expense, net of interest income for fiscal 1996, increased from $1.7 million in fiscal 1995 to $2.4 million in fiscal 1996. The increase in interest expense is attributable to an increase in the Company's bank debt and related bank debt interest rate.


 FISCAL 1995 VERSUS FISCAL 1994

    Net sales for fiscal 1995 increased $46.5 million, or 36.2%, from $128.3 million in fiscal 1994 to $174.8 million in fiscal 1995 as a result of a $45.9 million, or 87.4%, increase in net store sales, and a $0.5 million, or 0.7%, increase in net catalog sales. The increase in net store sales was primarily due to the addition of 58 new stores as well as the impact of a full year of operations for the 57 stores opened in the previous fiscal year, which includes 17 Post Tool stores, acquired by the Company on January 1, 1995, which are equivalent to the Company's Woodworkers Warehouse stores, and have similar gross margin and operating results. Comparable store sales decreased by 0.3%. The Company believes that comparable net store sales were adversely impacted by the Company's strategy of clustering stores in a market area, which has resulted in reduced sales in certain existing stores. The increase in net catalog sales was primarily attributable to the increase in the number of orders from the Company's Golf Day catalog. Sales from the Company's Trend-Lines catalog were $0.6 million (or 1.1%) less than fiscal 1994. The opening of retail stores in areas previously only serviced by its catalogs has resulted in a decrease in the Company's catalog sales in those areas.

    Gross profit for fiscal 1995 increased 17.3%, from $48.9 million in fiscal 1994 to $57.3 million in fiscal 1995. As a percentage of net sales, gross profit decreased to 32.8% in fiscal 1995, compared to 38.1% in fiscal 1994. The decrease in gross profit as a percentage of net sales was primarily due to an increase in retail store sales as a percentage of the Company's total sales, promotional catalog activity as well as a year-end inventory adjustment of $4.8 million.

    Selling, general and administrative expenses for fiscal 1995 increased 49.3%, from $40.1 million in fiscal 1994 to $59.8 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses increased to 34.2% in fiscal 1995 from 31.2% in fiscal 1994. The increases in selling, general and administrative expenses were primarily related to the Company's retail expansion and increases in postage and paper costs associated with the Company's catalog operations. The increase in selling, general and administrative expenses as a percentage of net sales was due primarily to lower than anticipated sales due to a soft Christmas retail environment and a particularly harsh winter in the Northeast, and higher than planned selling, general and administrative expenses. The Company has implemented cost reduction programs which include the elimination of certain positions as well as wage and hiring freezes.

    In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of $1.4 million, representing the costs associated with reorganizing its operations. These costs include the rent and related expenses for the closing of 12 retail store locations of which 6 were closed late in the fourth quarter of fiscal 1995 and the remainder will be closed in fiscal 1996, and related expenses for the consolidation of the Company's distribution centers, as well as the severance and related benefits for terminated employees.

    Interest expense, net of interest income for fiscal 1995 increased from $373,000 in fiscal 1994 to $1.7 million in fiscal 1995. The increase in interest expense is attributable to the increase in the Company's bank debt.


LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1996, the Company's working capital decreased by $1.6 million, from $31.7 million as of March 2, 1996 to $30.1 million as of March 1, 1997.
The decrease in working capital resulted primarily from a $12.5 million increase in accounts payable and accrued expenses, as well as an increase of $6.7 million in the Company's bank credit facility. These increases in liabilities were partially offset by a $17.0 million increase in inventories, principally to support its expanding retail operations, a $3.8 million increase in net accounts receivable and a decrease of $4.4 million in income taxes receivable associated with a tax loss carryback and estimated tax payments made in fiscal 1995.

    During fiscal 1996, net cash provided by operating activities was approximately $0.4 million. The primary use of the cash was the $17.0 million increase in inventories which was offset by the $13.4 million increase in accounts payable and a decrease of $3.5 million in refundable income taxes.

    During fiscal 1996, net cash used in investing activities was approximately $3.9 million, of which $3.5 million was for the purchase of property and equipment required for the Company's retail expansion.

    During fiscal 1996, net cash provided by financing activities was approximately $4.0 million, primarily attributable to a $6.7 million increase in borrowings on the Company's bank credit facility, which was partially offset by a $2.2 million repurchase of the Company's Class A common stock.

    On August 15, 1996, the Company authorized the repurchase of up to 500,000 shares of its Class A Common Stock. As of March 1, 1997, 440,000 shares were repurchased under the authorization at a cost of approximately $2.2 million, and since that time all other remaining shares were repurchased at a cost of approximately $0.3 million.

    The Company has used its bank credit facility over the last several years primarily to finance its operations and retail expansion. The amount available under the credit facility is $40 million, of which $25.2 million (including letters of credit totally approximately $0.8 million) was outstanding as of March 1, 1997. The Company has a revolving secured bank credit facility, pursuant to which the Company is permitted to borrow a maximum of $40 million based on a borrowing formula related to inventory levels and is in final negotiations to increase the credit line to $50 million. Under the terms of the agreement, the facility contains financial covenants and bears interest at the bank's reference rate plus .75% (9.0% at March 1, 1997) or LIBOR plus 2.25% (7.63% at March 1, 1997). If for any 12 month rolling period, effective as of March 1, 1997, the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the facility is decreased by .25% for the period immediately following such rolling period. At March 1, 1997 the Company exceeded the fixed charges ratio. In addition, the agreement provides that the Company will pay a commitment fee of .375% per year of the average unused committed amount.

    The Company anticipates that in fiscal 1997 it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company estimates that the cost of opening a new store (exclusive of distribution center inventory) averages approximately $350,000, including $290,000 of inventory, in the case of a tool store, and approximately $395,000, including $270,000 of inventory, in the case of a golf store. In each case, a portion of the inventory investment is financed with trade credit. For fiscal 1997, the Company currently plans to open between 40 to 50 stores.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's ability to open the planned number of stores will depend upon a number of other factors, including securing desirable locations, negotiating leases with acceptable terms, and hiring, training and retaining qualified personnel; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iv) the Company's tool and golf businesses are highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes in the tool or golf retail climate could adversely affect the Company's plans and results of operations; and (v) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

    The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

    There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended March 1, 1997.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

    The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1 - Business under the caption "Executive Officers and Other Significant Employees" in this report, and by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

    The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

    The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

    The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------  ----------------------------------------------------------------

(A) (1)  CONSOLIDATED FINANCIAL STATEMENTS                                                Page
         ---------------------------------
    Report of Independent Public Accountants                                              F-2
    Consolidated Balance Sheets at March 1, 1997 and March 2, 1996                        F-3
    Consolidated Statements of Operations for the Fiscal Years ended March 1, 1997,
       March 2, 1996 and February 28, 1995..........................................      F-4
    Consolidated Statements of Stockholders' Equity for the Fiscal Years
       ended March 1, 1997, March 2, 1996 and  February 28, 1995....................      F-5
    Consolidated Statements of Cash Flows for the Fiscal Years ended March 1, 1997,
       March 2, 1996 and February 28, 1995..........................................      F-6
    Notes to Consolidated Financial Statements.......................................     F-7

(A) (2) FINANCIAL STATEMENT SCHEDULES
        -----------------------------

    Schedule II  -- Valuation and Qualifying Accounts..................    S-1

    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


(A) (3)   EXHIBITS
          --------

   Exhibit
   Number                                                           Reference
   -------                                                          ---------
     3.01     Revised Articles of Organization, as amended.              A

     3.02     Restated By-Laws.                                          A

     4.01     Specimen Certificate of Class A Common Stock.              A

     4.02     Description of Capital Stock (contained in the Form        A
              of the Registrant's Restated Articles of Organization
              referenced above).

   *10.01     1993 Amended and Restated Stock Option Plan.               A

   *10.02     1994 Non-Qualified Stock Option Plan For Non-              A
              Employee Directors.

   *10.03     Form of Indemnification Agreement for directors            A
              and officers of Registrant.

    10.07     Agreement of Merger dated as of July 1, 1993               A
              between Coburn Investments, Inc. and the Registrant.

    10.08     Master Note dated November 20, 1993, payable to            A
              Coburn Investments, Inc. to the Registrant, with
              related Loan and Security Agreement.

    10.10     Commercial Lease dated December 3, 1987, as amended        A
              as of November 1, 1993, between Stanley D. Black
              Trustee of Mystic Limited Realty Trust and the Registrant.

    10.11     Three Promissory Notes, dated July 1, 1989, payable        A
              by the Registrant to Stanley D. Black, and related
              Security Agreement

    10.12     Warehouse lease dated July 11, 1994 between Syroco,       B
              Inc. and the Registrant.

    10.13     Loan and Security Agreement dated July 3, 1996            C

    10.14     Purchase and Sale Agreement dated as of December          D
              19, 1994 between Post Tool, Inc. and the Registrant.

    11.01     Statement re:  Computation of Per Share Earnings.         Filed
                                                                        herewith

    21.01     Subsidiaries of the Registrant.                           E

    23.01     Consent of Arthur Andersen LLP.                           Filed
                                                                        herewith
____________________

A Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 33-78772) and by reference to Exhibit 3.0 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended August 31, 1996. The number set forth herein is the number of the Exhibit in said registration statement.

B Incorporated by reference to Exhibit 7.1 to the Company's current report on Form 8-K dated July 11, 1994.

C Incorporated by reference to Exhibit 10.0 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended August 31, 1996.

D Incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K dated January 1, 1995.

E Incorporated by reference to Exhibit 21.01 to the Company's annual report on Form 10-K for the fiscal year ended March 2, 1996.


*  Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(B)  REPORTS ON FORM 8-K
     -------------------
       None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TREND-LINES, INC.


Date:  May 16, 1997               By:  /s/ Stanley D. Black
                                      ---------------------------------------
                                      Stanley D. Black, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       SIGNATURE                             TITLE                          DATE
       ---------                             -----                          ----

/s/ STANLEY D. BLACK           Director and Chief                       May 16, 1997
-------------------------      Executive Officer
    Stanley D. Black

/s/ KARL P. SNIADY             Director and Executive Vice President,   May 16, 1997
-------------------------      Finance and Administration
    Karl P. Sniady             (Principal Financial and
                               Accounting Officer)

/s/ RONALD L. FRANKLIN         Director                                 May 16, 1997
-------------------------
    Ronald L. Franklin

/s/ RICHARD GRINER             President, Chief Operationg Officer      May 16, 1997
-------------------------      and Director
    Richard Griner


/s/ RICHARD A. MANDELL         Director                                 May 16, 1997
-------------------------
    Richard A. Mandell

*  Deceased May 15, 1997      Director
-------------------------
    Merrill Zenner

/s/ IRWIN WINTER               Director                                 May 16, 1997
-------------------------
        Irwin Winter

                        TREND-LINES, INC. AND SUBSIDIARY

                   Index to Consolidated Financial Statements


                                                                                    PAGE

Report of Independent Public Accountants                                              F-2

Consolidated Balance Sheets as of March 1, 1997 and March 2, 1996                     F-3

Consolidated Statements of Operations for the Fiscal Years Ended March 1, 1997,
  March 2, 1996 and February 28, 1995                                                 F-4

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
 March 1, 1997, March 2, 1996 and February 28, 1995                                   F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
 March 1, 1997, March 2, 1996 and February 28, 1995                                   F-6

Notes to Consolidated Financial Statements                                            F-7

                    Report of Independent Public Accountants



To Trend-Lines, Inc.:

We have audited the accompanying consolidated balance sheets of Trend-Lines, Inc. (a Massachusetts corporation) and subsidiary as of March 1, 1997 and March 2, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 1, 1997, March 2, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend-Lines, Inc. and subsidiary as of March 1, 1997, March 2, 1996, and the results of their operations and their cash flows for the years ended March 1, 1997, March 2, 1996 and February 28, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
April 18, 1997

                        TREND-LINES, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                      (In Thousands, except share amounts)

                            ASSETS
                                           MARCH 1,   MARCH 2,
                                             1997       1996
                                          ----------  ---------
Current Assets:
 Cash and cash equivalents                 $  1,006    $    436
   Accounts receivable, net                  12,155       8,319
   Refundable income taxes                        -       4,401
   Inventories                               85,909      68,885
   Prepaid expenses and other current
    assets                                    6,462       5,799
                                           --------    --------

       Total current assets                 105,532      87,840

Property and Equipment, net                  14,753      12,815

Other Assets                                    769         310
                                           --------    --------

                                           $121,054    $100,965
                                           ========    ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank credit facility                    $ 25,196    $ 18,483
   Current portion of capital lease
    obligations                                 686         566
   Accounts payable                          43,900      30,476
   Accrued expenses                           5,690       6,602
                                           --------    --------

       Total current liabilities             75,472      56,127
                                           --------    --------

Capital Lease Obligations, net of
 current portion                              1,875       2,243
                                           --------    --------

Deferred Income Tax  Liabilities                301         307
                                           --------    --------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
   Common stock, $.01 par value-
   Class A-
     Issued--6,302,534 and 6,252,965
      shares at March 1, 1997 and
      March 2, 1996, respectively                63          62

   Class B-
     Issued and outstanding--4,750,026
      and 4,790,915 shares at March 1,
      1997 and March 2, 1996,
      respectively                               47          48

 Additional paid-in capital                  41,318      41,300
   Retained earnings                          4,128         878
    Less:  440,000 Class A shares held
     in treasury at March 1, 1997,
     at cost                                 (2,150)          -
                                           --------    --------
     Total stockholders' equity              43,406      42,288
                                           --------    --------

                                           $121,054    $100,965
                                           ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

               (In Thousands, except share and per share amounts)


                                                        FISCAL YEARS ENDED
                                          -----------------------------------------------
                                               MARCH 1,         MARCH 2,     FEBRUARY 28,
                                                 1997             1996           1995
                                             ------------     ------------   ------------
Net Sales                                     $   208,582      $   174,795     $  128,332

Cost of Sales                                     139,871          117,447         79,442
                                              -----------      -----------     ----------

       Gross profit                                68,711           57,348         48,890

Selling, General and Administrative
 Expenses                                          61,045           59,845         40,096

Restructuring Charge                                    -            1,397              -
                                              -----------      -----------     ----------

       Income (loss) from operations                7,666           (3,894)         8,794

Interest Expense, net                               2,355            1,654            373
                                              -----------      -----------     ----------

       Income (loss) before provision
        (benefit) for income taxes                  5,311           (5,548)         8,421


Provision (Benefit) for Income Taxes                2,061           (2,229)         2,990
                                              -----------      -----------     ----------

       Net income (loss)                      $     3,250      $    (3,319)    $    5,431
                                              ===========      ===========     ==========

Pro Forma Income Data (Unaudited)
 (Notes 2 and 3):
       Income before taxes                                                     $    8,421
       Income taxes                                                                 3,370
                                                                               ----------

       Net income                                                              $    5,051
                                                                               ==========

Net Income (Loss) per Share                          $.29            $(.33)          $.56
                                              ===========      ===========     ==========

Weighted Average Shares Outstanding
 (Note 2)                                      11,255,362       10,163,454      8,965,835
                                              ===========      ===========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                      (In Thousands, except share amounts)


                                  CLASS A             CLASS B
                               COMMON STOCK         COMMON STOCK      ADDITIONAL                  TREASURY STOCK           TOTAL
                             NUMBER     $.01        NUMBER     $.01    PAID-IN      RETAINED    NUMBER                 STOCKHOLDERS'

                           OF SHARES  PAR VALUE   OF SHARES  PAR VALUE CAPITAL      EARNINGS   OF SHARES  AMOUNT          EQUITY
                           --------------------   -------------------- -------      --------   -----------------          ------
Balance, February 28, 1994           -  $   -    6,614,996     $ 66      $    66     $ 4,450         -  $   -              $ 4,582

 Proceeds from initial
  public offering,
  less offering
  expenses                   2,887,500      29           -        -       22,365           -         -           -          22,394

 Exercise of stock
  options                        9,852       -           -        -           18           -         -           -              18

 Conversion of Class B
  shares to Class A shares     344,085       3    (344,085)      (3)           -           -         -           -               -

 Net income                          -       -           -        -            -       5,431         -           -           5,431

 Distribution of
  accumulated S
  corporation earnings to
  stockholder                        -       -           -        -         (887)     (5,684)        -           -          (6,571)
                             ---------     ---  ----------   ------      -------     -------   -------  ----------         -------
Balance, February 28, 1995   3,241,437     $32   6,270,911     $ 63      $21,562     $ 4,197         -  $       -          $25,854

 Conversion of Class B
  shares to Class A shares   1,480,000      15  (1,480,000)     (15)           -           -         -          -               -

 Proceeds from public
  offering, less offering
  expenses                   1,500,000      15           -        -       19,581           -         -           -          19,596

 Proceeds from exercise
  of stock options
  including related tax
  benefit                       31,528       -           -        -          157           -         -           -             157

 Net loss                            -       -           -        -            -      (3,319)        -           -          (3,319)
                             ---------     ---  ----------   ------      -------     -------   -------  ----------         -------

Balance, March 2, 1996       6,252,965     $62   4,790,911     $ 48      $41,300     $   878         -  $   -              $42,288

 Conversion of Class B
  shares to Class A
  shares                        40,885       1     (40,885)      (1)           -           -         -           -               -

 Proceeds from exercise
  of stock options               8,684       -           -        -           18           -         -           -              18

 Treasury stock purchase                     -           -        -            -           -   440,000      (2,150)         (2,150)

 Net income                          -       -           -        -            -       3,250         -           -           3,250
                             ---------     ---  ----------   ------      -------     -------   -------  ----------         -------

Balance, March 1, 1997       6,302,534     $63   4,750,026     $ 47      $41,318     $ 4,128   440,000     $(2,150)        $43,406
                             =========     ===  ==========   ======      =======     =======   =======  ==========         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                   FISCAL YEARS ENDED
                                           -----------------------------------
                                           MARCH 1,   MARCH 2,    FEBRUARY 28,
                                             1997       1996         1995
                                           ---------  ---------  -------------
Cash Flows from Operating Activities:
 Net income (loss)                        $  3,250   $ (3,319)      $  5,431
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities-
   Depreciation and amortization             1,832      1,556          1,109
   Deferred income taxes                       601       (574)          (315)
   Restructuring charge                          -      1,397              -
   (Gain) loss on sale of property and
    equipment                                  (18)       549              -
   Changes in current assets and
    liabilities-
       Accounts receivable                  (3,836)    (1,573)        (3,594)
       Refundable income taxes               3,517     (4,401)             -
       Inventories                         (17,024)   (23,733)       (18,699)
       Prepaid expenses and other
        current assets                        (386)      (333)        (1,576)
       Accounts payable                     13,424      4,822         10,206
       Accrued expenses                       (912)     2,245             39
                                          --------   --------       --------
       Net cash provided by (used in)
        operating activities                   448    (23,364)        (7,399)
                                          --------   --------       --------

Cash Flows from Investing Activities:
   Purchases of property and equipment      (3,500)    (4,861)        (6,697)
   Proceeds from sale of property and
    equipment                                   70          -              -
   (Increase) decrease in other assets        (459)       472           (595)
   Acquisition of Post Tool, Inc., net           -          -         (3,572)
                                          --------   --------       --------
       Net cash used in investing
        activities                          (3,889)    (4,389)       (10,864)
                                          --------   --------       --------

Cash Flows from Financing Activities:
   Proceeds from public offerings, net           -     19,596         22,394
   Proceeds from exercise of stock
    options                                     18        157             18
   Net borrowings under bank credit
    facilities                               6,713      8,110          2,508
   Proceeds from sale leaseback
    arrangement                                  -      1,099              -
   Net payments on capital lease
    obligations                               (570)    (1,134)          (256)
   Purchases of treasury stock              (2,150)         -              -
   Distributions to stockholders                 -          -         (6,571)
                                          --------   --------       --------
       Net cash provided by financing
        activities                           4,011     27,828         18,093
                                          --------   --------       --------

Net Increase (Decrease) in Cash And
 Cash Equivalents                              570         75           (170)

Cash and Cash Equivalents, beginning of
 year                                          436        361            531
                                          --------   --------       --------

Cash and Cash Equivalents, end of year    $  1,006   $    436       $    361
                                          ========   ========       ========

Supplemental Disclosure of Cash Flow
 Information:
   Cash paid for-
   Interest                               $  2,650   $  1,676       $    429
                                          ========   ========       ========

   Income taxes                           $    176   $  3,265       $  2,892
                                          ========   ========       ========

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
   Equipment acquired under capital
    lease obligations                     $    322   $  1,146       $  1,059
                                          ========   ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(1)  Operations

   Trend-Lines, Inc. (the Company) is a specialty retailer, primarily of woodworking tools and accessories sold through its nationally distributed Trend-Lines mail-order catalog and through Woodworkers Warehouse retail stores located in New England, New York, New Jersey, Pennsylvania and Delaware, as well as Post Tool stores located in California and Nevada. The Company is also a specialty retailer of golf equipment and supplies sold through its Golf Day retail stores located in New England, New York, New Jersey, Delaware and Pennsylvania and its nationally distributed mail-order catalog.

   On June 30, 1994, the Company completed the issuance of 2,550,000 shares of Class A common stock in an initial public offering (IPO). Net proceeds to the Company were approximately $19.7 million after deducting expenses of the offering. Subsequently, on July 29, 1994, the Company completed the issuance of 337,500 shares of Class A common stock pursuant to the exercise of the underwriters' IPO overallotment option, resulting in additional net proceeds to the Company of approximately $2.7 million.

   On January 1, 1995, the Company acquired the operations of Post Tool, Inc., a majority-owned subsidiary of West Union Corporation (see Note 14). The Company has established a wholly owned subsidiary, Post Tool, Inc., to operate the retail stores acquired in this transaction.

   On September 22, 1995, the Company completed the issuance of a total of 2,500,000 shares of Class A common stock, of which 1,000,000 shares were sold by a selling stockholder. Net proceeds to the Company were approximately $19.6 million after deducting expenses of the offering.

(2)  Summary of Significant Accounting Policies

   The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

   (a) Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and Post Tool, Inc., its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

   (b) Management Estimates Used in the Preparation of Financial Statements

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (c) Cash and Cash Equivalents

       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   (d) Revenue Recognition

       Revenue from retail operations is recognized at the time of sale. Revenue from catalog sales is recognized upon shipment to the customer. The Company expenses warranty costs as incurred, as historically such costs have not been significant.

   (e) Inventories

       The Company values inventories, which consist of merchandise held for resale, at the lower of cost (first-in, first-out) or market.

   (f) Prepaid Catalog Expenses

       The Company has adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 93-7, Reporting on Advertising Costs, and capitalizes direct costs relating to the production and distribution of its mail-order catalogs. These costs are charged to operations in relation to the revenues that are derived from the mailings, which is generally one year or less from the date of mailing. Management's revenue estimates are used to determine the cost recovery period of the prepaid catalog expenses.

   (g) Store Preopening Costs

       The Company expenses, as incurred, all preopening costs related to each new retail store location, as historically such costs have not been significant.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

   (h) Property and Equipment

       Property and equipment are stated at cost. Depreciation and amortization is computed under both the straight-line and accelerated methods in amounts that allocate the cost of all assets over their estimated useful lives. In fiscal 1995, the Company revised the estimated remaining lives of certain assets. The effect of this change in accounting estimate was a reduction of depreciation expense by approximately $0.4 million in fiscal 1995.

                                                     ESTIMATED USEFUL
               ASSET CLASSIFICATION                       LIVES

         Equipment                                        5-10 Years
         Equipment under capital leases                Life of lease
         Furniture and fixtures                             10 Years
         Building                                         39.5 Years
         Leasehold improvements                     Initial lease term
                                                     and first option


   (i) Customer Prepayments

       Advance payments received from customers are included in accrued expenses in the accompanying consolidated balance sheets and are recognized as revenue upon shipment.

   (j) Concentration of Credit Risk

       Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. The Company's accounts receivable credit risk is not limited to any particular customer. The Company maintains an allowance for potential credit losses.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

   (k) Fair Value of Financial Instruments

       The Company's financial instruments consist mainly of cash and cash equivalents and its bank credit facility. The carrying amounts of the Company's cash and cash equivalents approximate fair value. The bank credit facility bears interest at variable market rates; therefore, the carrying amount approximates fair value.

   (l) Credit Card Policy

       The Company extends credit to customers through third-party credit cards, including its private-label credit card. Credit under these accounts is extended by third parties, and accordingly, the Company bears minimal financial risk under these agreements as a result of credit card fraud. The Company's agreements with third-party credit companies provide for the electronic processing of credit approvals and electronic submission of transactions. Upon the submission of these transactions to the credit card companies, payment is transmitted directly to the Company's bank account usually within two to four days of the sales transaction.
       Amounts relating to fiscal year sales not received by the Company before year-end are included in accounts receivable in the accompanying consolidated balance sheets. Fees incurred on credit card sales are included in selling, general and administrative expenses.

   (m) Income Taxes

       Income taxes, including pro forma computations, are provided using the liability method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

   (n) Pro Forma Net Income Data and Earnings per Share

       Pro forma net income is determined after deducting income taxes that would have resulted had the Company been taxed as a C corporation for the entirety of fiscal 1994.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

   (n) Pro Forma Net Income Data and Earnings per Share (Continued)

       Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options. Common stock equivalents have not been considered in the calculation of net loss per share for the year ended March 2, 1996, as their effect would be antidilutive. Outstanding shares have been adjusted to reflect a three-for-two split of the Class A common stock payable on September 1, 1995 to stockholders of record on August 24, 1995 and a three-for-two split of the Class B common stock effected in the form of a stock dividend on July 17, 1996 (see Note 5). The stock splits have been retroactively reflected in the accompanying consolidated financial statements. In accordance with Securities and Exchange Commission requirements, all common stock and common stock equivalents issued during the 12 months preceding the IPO have been included in the net income per share computation as if they were outstanding for all periods preceding the effective date of the Company's IPO using the treasury stock method. Fully diluted pro forma net income per share has not been separately presented, as the amounts are not materially different from primary pro forma net income per share.

   (o) Impairment of Long-Lived Assets

       The Company accounts for long-lived assets in accordance with SFAS No, 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At March 1, 1997, no such impairment of assets was indicated.

   (p) Postretirement Benefits

       The Company has no obligations for postretirement benefits under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or postemployment benefits under SFAS No. 112, Employers' Accounting for Postemployment Benefits, as it does not currently offer such benefits.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

   (q) Fiscal Year

       On January 17, 1996, the Board of Directors approved a change in the Company's fiscal year-end from the last day in February to the Saturday closest to the last day of February. As a result, the Company's fiscal 1995 year ended on March 2, 1996 and included three extra days compared to the prior year. For interim reporting purposes, the Company closes its books on the Saturday of the thirteenth week of the fiscal quarter.

   (r) Recently Issued Accounting Standards

       In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for the fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending February 28, 1998.

       Pro forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows (in thousands, except per share data):

                                                                     FISCAL YEARS ENDED
                                                             ----------------------------------
                                                             MARCH 1,  MARCH 2,    FEBRUARY 28,
                                                               1997      1996        1995 (1)
                                                             --------  --------    ------------
                   Basic EPS
                      Net income (loss)                       $ 3,250   $(3,319)      $5,051
                      Weighted average common shares
                        outstanding                            10,973    10,163        8,542
                                                              -------   -------       ------

                   Basic EPS                                  $   .30   $  (.33)      $  .59
                                                              =======   =======       ======

                      Diluted EPS
                      Net income (loss)                       $ 3,250   $(3,319)      $5,051
                      Weighted average common and common
                       equivalent shares outstanding           11,255    10,163        8,966

                     Diluted EPS                              $   .29   $  (.33)      $  .56
                                                              =======   =======       ======


                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

       (1) Net income is determined after deducting income taxes that would
       have resulted had the   Company been taxed as a C corporation for the
       entirety of fiscal 1994.

   (s) Reclassifications

       Certain amounts in the prior year's financial statements have been reclassified in order to conform with the current year's presentation.

(3)  Income Taxes

       The Company was an S corporation for income tax reporting purposes until June 28, 1994, the day prior to the closing date of the IPO. As an S corporation, federal and certain state income tax consequences of the Company were passed through to the individual stockholders, and dividend distributions were made to the stockholders for payment of their individual taxes. The components of the provision (benefit) for income taxes shown in the consolidated statements of operations are as follows (in thousands):

                                                FISCAL YEARS ENDED
                                      ------------------------------------------
                                      MARCH 1,       MARCH 2,       FEBRUARY 28,
                                        1997           1996             1995
                                      --------       --------       ------------
                   Current-
                   Federal             $1,186        $(1,655)          $2,490
                   State                  274              -              810
                                       ------        -------           ------

                                        1,460         (1,655)           3,300
                                       ------        -------           ------

                   Deferred-
                   Federal                587            (20)            (295)
                   State                   14           (554)             (15)
                                       ------        -------           ------

                                          601           (574)            (310)
                                       ------        -------           ------

                                       $2,061        $(2,229)          $2,990
                                       ======        =======           ======


                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(3)  Income Taxes (Continued)

   Pro forma income taxes, assuming that the Company was subject to C corporation income taxes for the entirety of fiscal 1994, is as follows (in thousands):

                                               FISCAL YEAR ENDED
                                                  FEBRUARY 28,
                                                      1995
                                               -----------------
       Federal                                      $2,865
       State taxes, net of federal benefits            505
                                                    ------

                                                    $3,370
                                                    ======

       The reconciliation of the federal statutory rate to the benefit (provision) for income taxes is as follows:

                                                       FISCAL YEARS ENDED
                                               -------------------------------------
                                               MARCH 1,    MARCH 2,     FEBRUARY 28,
                                                1997        1996            1995
       Income tax provision
        (benefit) at federal
        statutory rate                            34%        (34)%           34%

       State taxes, net of federal               4.8        (6.2)             6
        benefit                                 ----      ------           ----

                                                38.8%      (40.2)%           40%
                                                ====      ======           ====

       The components of the net deferred income taxes recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows (in thousands):

                                            MARCH 1,   MARCH 2,
                                              1997       1996

       Inventories                           $ 691      $ 474
       Restructuring reserve                   115        572
       State operating loss carryforward       376        500
       Other nondeductible reserves and
        accruals                                21       (277)
       Depreciation and amortization          (474)      (340)
                                             -----      -----

                                             $ 729      $ 929
                                             =====      =====

   At March 1, 1997, the Company had approximately $4.1 million of state operating loss carryforwards, which expire beginning in fiscal 2000.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(4) Bank Credit Facility

   During fiscal 1996, the Company entered into a secured line of credit agreement with a bank that expires on July 3, 1999. The facility bears interest at the bank's reference rate plus .75% (9.0% at March 1, 1997) or LIBOR plus 2.25% (7.63% at March 1, 1997). If for any 12 month rolling period, effective as of March 1, 1997, the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the facility is decreased by .25% for the period immediately following such rolling period. At March 1, 1997 the Company exceeded the fixed charges ratio. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The line of credit provides for a maximum borrowings of $40 million (including amounts reserved for outstanding letters of credit and a foreign exchange facility) based on a borrowing formula related to inventory levels, as defined.

   At March 1, 1997, the Company had approximately $25.2 million of borrowings outstanding and approximately $0.8 million of letters of credit outstanding. The Company had approximately $14.0 million in available borrowings under this facility at March 1, 1997. The maximum and average outstanding loan balances during fiscal 1996 under this facility were $36.1 million and $28.4 million, respectively. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain restrictive covenants, including, but not limited to, maintenance of certain levels of tangible net worth, interest coverage ratio's and limitations on capital expenditures. The Company was in compliance with all bank covenants at March 1, 1997.

   The Company had a secured facility with another bank, which was to expire in September 1998. At March 2, 1996, the Company had approximately $18.5 million of borrowings outstanding and approximately $0.7 million of letters of credit outstanding. As of March 2, 1996, the Company was in violation of certain financial covenants, which were subsequently waived by the bank for the fiscal year ended March 2, 1996.

(5)  Stockholders' Equity

     (a) Stock Splits

         On August 8, 1995, the Company's Board of Directors approved a three-for-two stock split of the Class A common stock, effected in the form of a stock dividend. The record date for the stock split was August 24, 1995, and the dividend was paid on September 1, 1995. The stock split has been retroactively reflected in the accompanying consolidated statements and notes for all periods presented.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(5) Stockholders' Equity (Continued)

    (a) Stock Splits (Continued)

        A stock split for the Company's Class B common stock was not effected at the same time as the Class A because the number of authorized shares would have been exceeded. As a result, Class B common stockholders had a conversion feature of 1.5-to-1 of Class A common stock. At its annual meeting on July 17, 1996, the stockholders authorized a three-for-two stock split of the Class B common stock effected in the form of a stock dividend. No additional shares were required to be authorized due to the fact that enough Class B common shares had already been converted to Class A common shares, therefore; the Class B common shares on a post-split basis did not exceed the authorized limit. Each share of the Class B common stock is convertible into one share of Class A common stock. The stock split has been retroactively reflected in the accompanying consolidated statements and notes for all periods presented.

    (b) S Corporation Distribution

        In connection with the termination of the Company's S corporation tax status, on June 28, 1994, the Company made a final distribution of all accumulated S corporation taxable earnings. On the date of such distribution, taxable earnings were approximately $0.9 million in excess of S corporation retained earnings.

    (c) Common Stock

        On May 9, 1994, the Board of Directors and stockholders voted to restate the Company's Articles of Organization and By-laws. The effect of the restatement is (i) to change the authorized capital from 1,000,000 shares of common stock to 20,000,000 shares of Class A common stock, $.01 par value, and 5,000,000 shares of Class B common stock, $.01 par value; (ii) to reclassify its issued and outstanding common stock into Class B common stock; and (iii) to effect a 4.9-for-1 stock split, effected in the form of a stock dividend, of its Class B common stock. The rights and privileges of the common stockholders are as follows:

         VOTING RIGHTS

         Holders of Class A and Class B common stock are entitled to one vote per share. Holders of both classes are entitled to vote together as one class on all matters, with certain exceptions, including the election of directors.

         DIVIDENDS

         Holders of Class A common stock and Class B common stock taken together as a single class are entitled to receive such dividends as may be declared by the Board of Directors.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(5) Stockholders' Equity (Continued)

    (d) Preferred Stock

        On May 9, 1994, the Board of Directors and stockholders voted to authorize 1,000,000 shares of preferred stock, $.01 par value. The Board of Directors have the right to establish any right and preferences of any series of preferred stock it so designates. At March 1, 1997 and March 2, 1996, there were no issued or outstanding shares of preferred stock and the Board of Directors had not established any rights or preferences.

    (e) Stock Option Plans

        On September 30, 1993, the Board of Directors and stockholders approved the 1993 Employee Stock Option Plan (the Option Plan), which provides for the grant of options to purchase shares of Class A common stock to employees of the Company. An employee's right to exercise such options is subject to vesting, generally over six to eight years or in such percentages as defined by the Board of Directors, and terminates 10 years from the date of grant. A total of 1,275,000 shares of Class A common stock have been reserved for options to be granted under the Option Plan.

        On May 9, 1994, the Board of Directors and stockholders approved the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the Director Plan), which provides for the grant of non-qualified options to purchase shares of Class A common stock to non-employee directors of the Company. A total of 90,000 shares of Class A common stock have been reserved for options to be granted under the Director Plan. These options begin vesting one year after the date of grant ratably over a period of six years and terminate 10 years from the date of grant.

        The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted as of March 1, 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(5) Stockholders' Equity (Continued)

    (e) Stock Option Plans(Continued)

       The assumptions used and the weighted average information for the fiscal years ended March 1, 1997 and March 2, 1996 are as follows:

                                               FISCAL YEARS ENDED
                                          ----------------------------
                                            MARCH 1,       MARCH 2,
                                              1997           1996
       Risk-free interest rates            5.65%- 6.70%   5.65%- 6.70%
       Expected dividend yield                 -              -
       Expected lives                      7.5 years      7.5 years
       Expected volatility                    85%            85%
       Weighted average grant-date fair
        value of options granted during
        the period                           $2.32         $7.07

       Weighted-average exercise price       $3.46         $5.76
       Weighted-average remaining
        contractual life of options
        outstanding                        7.41 years     7.92 years

       Weighted average exercise price
        of 313,388 and 187,024 options
        exercisable at March 1, 1997
        and March 2, 1996, respectively      $2.98         $4.80


      The effect of applying SFAS No. 123 would be as follows:

                                          FISCAL YEARS ENDED
                                          -------------------
                                          MARCH 1,  MARCH 2,
                                            1997      1996
       Pro forma net income (loss)          $2,294   $(3,518)
                                            ======   =======
       Pro forma net income (loss) per
        share                               $  .21   $  (.35)
                                            ======   =======


       Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to February 28, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(5) Stockholders' Equity (Continued)

    (e) Stock Option Plans (Continued)

        Activity under the Option Plan and Director Plan is summarized as follows:

                                                  OPTION PLAN                DIRECTOR PLAN
                                            NUMBER   EXERCISE PRICE     NUMBER   EXERCISE PRICE
                                             OF SHARES  PER SHARE        OF SHARES  PER SHARE
          Outstanding, February
                28, 1994                    572,375      $       1.84        -        $  -
          Granted                           432,633       8.17-  8.50   27,000              8.67
          Terminated                        (96,753)      1.84-  8.50        -                 -
          Exercised                          (9,852)             1.84        -                 -
                                          ---------      ------------  -------      ------------

          Outstanding, February 28, 1995    898,403       1.84-  8.50   27,000              8.67
          Granted                           213,443       8.92-  9.58   13,500             10.00
          Terminated                        (85,159)      1.84-  8.50        -                 -
          Exercised                         (31,540)      1.84-  8.50        -                 -
                                          ---------      ------------  -------      ------------

          Outstanding, March 2, 1996        995,147       1.84-  9.58   40,500       8.67- 10.00
          Granted                           730,975       4.25-  4.88   40,000       4.00-  4.88
          Terminated                       (582,980)      1.84-  9.58  (40,500)      8.67- 10.00
          Exercised                          (8,684)      1.84-  4.38        -                 -
                                          ---------      ------------  -------      ------------

          Outstanding, March 1, 1997      1,134,458      $1.84-$ 4.88   40,000      $4.00- $4.88
                                          =========      ============  =======      ============

          Exercisable, March 1, 1997        313,388      $1,84-$ 4.38        -      $          -
                                          =========      ============  =======      ============

    (f) Treasury Stock

        On August 15, 1996, the Company's Board of Directors approved a stock repurchase plan, whereby the Company may purchase up to 500,000 shares of common stock at fair market value, to be used for future stock option programs, investment and / or other corporate purposes. As of March 1, 1997, the Company had purchased 440,000 shares of Class A common stock for approximately $2.2 million, of which 135,000 shares were purchased at fair market value from a member of the Board of Directors at a cost of approximately $0.7 million.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(6) Accounts Receivable

    Accounts receivable consist of the following (in thousands):

                                                  MARCH 1,         MARCH 2,
                                                    1997             1996

       Vendor receivables                         $ 8,459           $5,829
       Trade receivables                            1,305            1,265
       Credit card receivables                      1,778            1,091
       Other                                          798              227
       Allowance for doubtful
        accounts                                     (185)             (93)
                                                  -------           ------

                                                  $12,155           $8,319
                                                  =======           ======

(7) Prepaid Expenses and Other Current Assets

    Prepaid expenses and other current assets consist of the following (in thousands):

                                                 MARCH 1,         MARCH 2,
                                                   1997             1996
       Prepaid catalog                            $ 2,905          $ 2,515
       Other                                        3,557            2,977
                                                  -------          -------

                                                  $ 6,462          $ 5,492
                                                  =======          =======

(8) Property and Equipment

    Property and equipment consist of the following (in thousands):

                                                  MARCH 1,         MARCH 2,
                                                    1997            1996
       Land                                        $   186         $   186
            Building                                   677             677
            Furniture and fixtures                   7,174           5,498
            Equipment                                5,082           4,077
            Equipment under capital
             leases                                  3,470           3,240
            Leasehold improvements                   3,818           3,013
                                                   -------         -------
                                                    20,407          16,691
            Less--Accumulated
             depreciation and
             amortization                            5,654           3,876
                                                   -------         -------

                                                   $14,753         $12,815
                                                   =======         =======

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(8)  Property and Equipment (Continued)

     At March 1, 1997 and March 2, 1996, the accumulated depreciation associated with equipment under capital leases was approximately $0.9 million and $0.4 million, respectively.

(9)  Transactions with Related Parties and Stockholders

     The Company has a lease arrangement with Mystic United Realty Trust (Mystic), for warehouse and office space at its Chelsea, Massachusetts, facility (the Chelsea facility) under a noncancelable lease through 2005. The president/principal stockholder of the Company is a trustee and beneficiary of Mystic. Under the lease, the Company must pay to Mystic, in the form of additional rent, all insurance, real estate taxes, maintenance and operating costs related to the leased premises, which approximate $0.4 million annually (see Notes 10 and 13).

(10) Commitments and Contingencies

     (a) Capital Leases

         The Company leases computers and other equipment under several lease agreements that qualify for capitalized treatment under SFAS No. 13, Accounting for Leases. These agreements require monthly payments including interest at rates ranging from 5.7% to 9.3%, and expire at various dates through January 2002.

         Future minimum lease payments under capital lease obligations at March 1, 1997 are as follows (in thousands):

                   FISCAL YEAR                               AMOUNT

                    1997                                    $  898
                    1998                                       898
                    1999                                       867
                    2000                                       308
                    2001                                        72
                                                            ------
                        Total minimum lease payments         3,043

                 Less--Amounts representing interest           482
                                                            ------

                        Obligations under capital leases     2,561

                 Less--Current portion of capital lease
                  obligations                                  686
                                                            ------

                                                            $1,875
                                                            ======

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(10) Commitments and Contingencies (Continued)

     (b) Operating Leases

         The Company leases office and warehouse space under lease agreements expiring through June 2005. The Company also leases retail stores, warehouse and office space, and certain machinery and equipment from unrelated parties under leases classified as operating leases for financial statement purposes. Approximate future minimum lease payments under operating leases as of March 1, 1997 are as follows (in thousands):

                      FISCAL YEAR       TOTAL

                         1997           $10,046
                         1998             9,687
                         1999             8,862
                         2000             6,954
                         2001             5,278
                         Thereafter      15,894
                                        -------

                                        $56,721
                                        =======

         Rent and related expenses charged to operations during each of the years ended March 1, 1997, March 2, 1996 and February 28, 1995 were approximately $10.3, $8.9 and $3.9 million, respectively.

     (c) Litigation

         In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(11) Profit Sharing Plan

     The Company maintains a profit sharing plan (the Plan) that provides for tax deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Plan allows employees to make contributions, a portion of which will be matched by the Company, up to the lesser of 3% of an employee's salary or the minimum amount allowed by law, as defined. The Company may elect to make an additional discretionary contribution in any Plan year. There were no discretionary Company contributions made during the fiscal years ended March 1, 1997, March 2, 1996 and February 28, 1995. The Company contributions vest at a rate of 20% per year, beginning after one year of employment. The Company has made matching contributions of approximately $0.2, $0.2 and $0.1 million for the

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(11) Profit Sharing Plan (Continued)

     fiscal years ended March 1, 1997, March 2, 1996 and February 28, 1995, respectively, to the Plan. The Company pays the administrative costs of the Plan.

(12) Significant Vendor

     Purchases from the Company's largest single supplier were 10.4%, 12.2% and 12.7% of total purchases for the years ended March 1, 1997, March 2, 1996 and February 28, 1995, respectively.

(13) Restructuring Charge

     In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of approximately $1.4 million, representing the costs associated with reorganizing its operations. These costs include the rent and related expenses for closing 12 retail store locations and for the consolidation of the Company's distribution centers, as well as the severance and related benefits for terminated retail employees. The Company recorded the restructuring charge as follows (in thousands):

          Closing of retail stores and
           related cost of severance
           and benefits of terminated
           employees                       $  954

       Expenses associated with
        consolidation of distribution
        centers                               443
                                           ------
                                           $1,397
                                           ======

     The Company anticipates the completion of the restructuring during fiscal 1997 as the majority of the retail store leases require a one-year notification of termination and the consolidation of its distribution centers will be completed in fiscal 1997.

     As of March 1, 1997, the 12 retail store locations were closed, as anticipated when the restructuring reserve was established, and approximately $0.7 million was charged against the restructuring reserve for store closing related activities. In addition, approximately $0.4 million associated with the consolidation of the Company's distribution centers was also charged against the restructuring reserve in fiscal year 1996. As of March 1, 1997 and March 2, 1996, approximately $0.3 million and $1.4 million, respectively, of restructuring costs are included in accrued expenses in the accompanying consolidated balance sheets. There were no non-cash adjustments to the accrual during fiscal year ended March 1, 1997.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(14) Acquisition of Post Tool, Inc.

     The Company acquired the assets and assumed certain liabilities of Post Tool, Inc., a majority-owned subsidiary of West Union Corporation, on January 1, 1995. The acquisition has been accounted for as a purchase in accordance with the requirements of Accounting Principles Board Opinion No. 16, Business Combinations. Total consideration allocated to the fair market value of assets and liabilities acquired on the purchase date are as follows (in thousands):

                          Inventories                                   $4,401
                          Prepaid expenses                                 216
                          Deferred liabilities                             (30)
                          Accounts payable and
                           accrued expenses                               (918)
                          Capital lease obligations                        (97)
                                                                        ------
                                                                        $3,572
                                                                        ======

     The following unaudited pro forma summary represents the condensed consolidated statement of income for the fiscal year ended February 28, 1995 as if the acquisition of Post Tool, Inc. had been consummated on March 1, 1994 (in thousands, except per share amounts).

                                                             FISCAL YEAR ENDED
                                                             FEBRUARY 28, 1995

                   Net sales                                          $145,094
                   Cost of sales                                        91,454
                                                                      --------

                          Gross profit                                  53,640

                   Selling, general and administrative
                    expenses                                            45,298
                                                                      --------
                          Income from operations                         8,342

                   Interest expense, net                                   864
                                                                      --------

                          Income before income taxes                     7,478

                   Pro forma provision for income taxes                  2,990
                                                                      --------

                          Pro forma net income                        $  4,488
                                                                      ========

                   Pro forma net income per share                         $.50
                                                                      ========

     The significant accounting policies applied in this condensed consolidated statement of income are similar to those described in Note 2 herein. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on March 1, 1994 or of results that may occur in the future.

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(15) Selected Information by Business Segments

     The Company sells its products through retail stores and its nationally distributed mail-order catalogs. Retail store operations consist of Woodworkers Warehouse, Post Tool and Golf Day retail stores. Catalog operations consist of the Trend-Lines and Golf Day catalogs. Selected information for each of the Company's major business segments is as follows for each of the fiscal years ended March 1, 1997, March 2, 1996 and February 28, 1995 (in thousands):

                                                                      FISCAL YEARS ENDED
                                                      --------------------------------------------------
                                                         MARCH 1,         MARCH 2,        FEBRUARY 28,
                                                          1997             1996              1995
                   Net sales-
                      Retail                              $140,342        $ 98,515         $ 52,578
                      Catalog                               68,240          76,280           75,754
                                                          --------        --------         --------

                                                          $208,582        $174,795         $128,332
                                                          ========        ========         ========
                   Income (loss) from operations-
                      Retail                              $  7,591        $    321         $  4,834
                      Catalog                                8,126           8,220           11,141
                      General corporate expenses            (8,051)        (12,435)          (7,181)
                                                          --------        --------         --------

                                                          $  7,666        $ (3,894)        $  8,794
                                                          ========        ========         ========
                   Identifiable assets-
                      Retail                              $ 76,540        $ 67,356         $ 35,015
                      Catalog                               43,508          32,866           31,162
                      General corporate assets               1,006             436              362
                                                          --------        --------         --------

                                                          $121,054        $100,658         $ 66,539
                                                          ========        ========         ========
                   Depreciation and amortization-
                      Retail                              $    971        $    419         $    305
                      Catalog                                  861           1,137              804
                                                          --------        --------         --------

                                                          $  1,832        $  1,556         $  1,109
                                                          ========        ========         ========
                   Capital expenditures-
                      Retail                              $  2,335        $  4,325         $  2,045
                      Catalog                                1,487           1,682            5,711
                                                          --------        --------         --------

                                                          $  3,822        $  6,007         $  7,756
                                                          ========        ========         ========

                        TREND-LINES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Continued)

(15) Selected Information by Business Segments (Continued)

     The Company operates from a single distribution center in Revere, Massachusetts, for its Woodworkers Warehouse and Golf Day operations and utilizes common labor pools, common management at the corporate level and a single telemarketing sales force. With the acquisition of Post Tool, Inc., the Company has retained its Hayward, California, facility as a distribution center for fulfillment of Post Tool, Inc. retail stores exclusively. As a result, many of the expenses of the Company are shared between the business segments. The disclosures in the above table were determined after allocating shared resources and expenses. Such allocations were based on the judgment of the Company's management.

(16) Quarterly Results of Operations (Unaudited )

     The following summarized unaudited results of operations for fiscal 1996 and 1995 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of results for the interim periods shown below. During the fourth quarter of fiscal 1995, the Company recorded aggregate adjustments of $9.9 million consisting primarily of charges to recognize inventory adjustments ($4.8 million), recorded a restructuring reserve ($1.4 million) and revised certain estimates and related reserves and recorded certain other charges ($3.7 million). (In thousands, except per share amounts):

                                                     FIRST    SECOND     THIRD     FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                    Fiscal 1996-
                      Net sales                     $49,311   $46,827   $49,100   $63,344
                      Gross profit                   16,416    15,223    16,017    21,055
                      Net income                        184       225       640     2,201
                      Net income per share          $   .02   $   .02   $   .06   $   .20
                      Weighted average
                       common shares
                       outstanding                   11,297    11,298    11,305    11,170


                   Fiscal 1995-
                     Net sales                      $37,376   $36,458   $40,061   $60,900
                     Gross profit                    14,130    12,891    13,732    16,595
                     Net income (loss)                  771       875       631    (5,596)
                     Net income (loss) per
                      share                         $   .08   $   .09   $   .06   $  (.51)
                     Weighted average
                      common shares
                      outstanding                     9,946    10,034    11,201    11,049

                                                              SCHEDULE II

                        TREND-LINES, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS


                                           Balance       Charged to                      Balance,
                                          Beginning      Costs and                       End of
                                          of Period      Expenses         Deductions      Period
                                          ---------      ----------       ----------     --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

February 28, 1995                         $      61      $       45       $       13     $     93
                                          =========      ==========       ==========     ========
March 2, 1996                             $      93      $        -       $        -     $     93
                                          =========      ==========       ==========     ========
March 1, 1997                             $      93      $       92       $        -     $    185
                                          =========      ==========       ==========     ========


                                 EXHIBIT INDEX

     Exhibit
     Number                                                           Reference

      3.01    Revised Articles of Organization, as amended.                A

      3.02    Restated By-Laws.                                            A

      4.01    Specimen Certificate of Class A Common Stock.                A

      4.02    Description of Capital Stock (contained in the Form          A
              of the Registrant's Restated Articles of Organization
              referenced above).

    *10.01    1993 Amended and Restated Stock Option Plan.                 A

    *10.02    1994 Non-Qualified Stock Option Plan For Non-                A
              Employee Directors.

    *10.03    Form of Indemnification Agreement for directors              A
              and officers of Registrant.

     10.07    Agreement of Merger dated as of July 1, 1993                 A
              between Coburn Investments, Inc. and the Registrant.

     10.08    Master Note dated November 20, 1993, payable to              A
              Coburn Investments, Inc. to the Registrant, with
              related Loan and Security Agreement.

     10.10    Commercial Lease dated December 3, 1987, as amended          A
              as of November 1, 1993, between Stanley D. Black
              Trustee of Mystic Limited Realty Trust and the Registrant.   A

     10.11    Three Promissory Notes, dated July 1, 1989, payable          A
              by the Registrant to Stanley D. Black, and related
              Security Agreement.

     10.12    Warehouse lease dated July 11, 1994 between Syroco,          B
              Inc. and the Registrant.

     10.13    Loan and Security Agreement dated July 3, 1996               C


                                 EXHIBIT INDEX
                                  Continued

    Exhibit
    Number                                                        Reference

      10.14    Purchase and Sale Agreement dated as of December        D
               19, 1994 between Post Tool, Inc. and the Registrant.

      11.01    Statement re:  Computation of Per Share Earnings.       Filed
                                                                       herewith

      21.01    Subsidiaries of the Registrant.                         E

      23.01  Consent of Arthur Andersen LLP.                           Filed
                                                                       herewith
____________________

A Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 33-78772) and by reference to Exhibit 3.0 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended August 31, 1996. The number set forth herein is the number of the Exhibit in said registration statement.

B Incorporated by reference to Exhibit 7.1 to the Company's current report on Form 8-K dated July 11, 1994.

C Incorporated by referenced to Exhibit 10.0 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended August 31, 1996.

D Incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K dated January 1, 1995.

E Incorporated by reference to Exhibit 21.01 to the Company's annual report on Form 10-K for the fiscal year ended March 2, 1996.

F Incorporated by reference to Exhibits 10 and 21 to the Company's annual report on Form
   10-K for the fiscal year ended March 2, 1996.

*  Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.