Form 10-Q
period 1997-05-31
TREND LINES INC
filed 1997-07-10
CIK 922978

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

        ------------------  TO  -----------------

Commission file number      0-24390
                            -------

                              TREND - LINES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                               04-2722797
       ------------------------                     ---------------------
   (State or  other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


135 American Legion Highway, Revere , Massachusetts          02151
---------------------------------------------------        ---------
    (Address of principal executive office)                (Zip Code)


                               (617) 853 - 0900
             ---------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          NUMBER OF SHARES OUTSTANDING
           CLASS                                   JULY 2, 1997
           -----                          ----------------------------
Class A Common Stock,    $.01 par value              5,817,568

Class B Common Stock,    $.01 par value              4,750,026

                       TREND-LINES, INC. AND SUBSIDIARY
                                     INDEX

                                                                                         Page
                                                                                         ----
Part I - Financial Information
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               May 31, 1997 (Unaudited) and March 1, 1997                                  3

               Condensed Consolidated Statements of Operations
               Three Months Ended May 31, 1997 and June 1, 1996 (Unaudited)                4

               Condensed Consolidated Statements of Cash Flows
               Three Months Ended May 31, 1997 and June 1, 1996 (Unaudited)                5

               Notes to Condensed Consolidated Financial Statements                      6-8


Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                9-11

Part II - Other Information                                                               12

Item 1.        Legal Proceedings                                                          12

Item 2.        Changes in Securities                                                      12

Item 3.        Defaults Upon Senior Securities                                            12

Item 4.        Submission of Matters to a Vote of Security Holders                        12

Item 5.        Other Information                                                          12

Item 6.        Exhibits and Reports on Form 8-K                                           12

Signatures                                                                                13


PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                       TREND-LINES, INC. AND SUBSIDIARY

                     Condensed Consolidated Balance Sheets
                     (In Thousands, except share amounts)

                                    ASSETS

                                                               (UNAUDITED)
                                                                  MAY 31,    MARCH 1,
                                                                   1997        1997
                                                                 --------    --------
Current Assets:
 Cash and cash equivalents                                       $    337    $  1,006
 Accounts receivable, net                                          10,797      12,155
 Inventories                                                       83,886      85,909
 Prepaid expenses and other current assets                          5,709       6,462
                                                                 --------    --------

       Total current assets                                       100,729     105,532

Property and Equipment, net                                        15,565      14,753

Other Assets                                                          969         769
                                                                 --------    --------
                                                                 $117,263    $121,054
                                                                 ========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Bank credit facility                                            $ 30,437    $ 25,196
 Current portion of capital lease obligations                         684         686
 Accounts payable                                                  34,551      43,900
 Accrued expenses                                                   6,089       5,690
                                                                 --------    --------

       Total current liabilities                                   71,761      75,472
                                                                 --------    --------

Capital Lease Obligations, net of current portion                   1,658       1,875
                                                                 --------    --------

Deferred Income Tax  Liabilities                                      301         301
                                                                 --------    --------
Stockholders' Equity:
 Common stock, $.01 par value-
  Class A-
   Issued--6,312,175 and 6,302,534 shares at May 31,
    1997 and March 1, 1997, respectively                               63          63
  Class B-
   Issued and outstanding--4,750,026 shares at May 31, 1997
    and March 1, 1997                                                  47          47
 Additional paid-in capital                                        41,352      41,318
 Retained earnings                                                  4,541       4,128
 Less:  500,000 and 440,000 Class A shares held in treasury
        at May 31, 1997 and March 1, 1997, respectively
        at cost                                                    (2,460)     (2,150)
                                                                 --------    --------

       Total stockholders' equity                                  43,543      43,406
                                                                 --------    --------

                                                                 $117,263    $121,054
                                                                 ========    ========

           See notes to condensed consolidated financial statements.

                  TREND-LINES, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, except Per share amounts)
                           (Unaudited)

                                                --- THREE MONTHS ENDED ---
                                                     MAY 31,   JUNE 1,
                                                      1997      1996
                                                    -------   -------
NET SALES                                           $57,089   $49,311
COST OF SALES                                        38,157    32,895
                                                    -------   -------

   Gross Profit                                      18,932    16,416

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            17,601    15,696
                                                    -------   -------

   Income from operations                             1,331       720

INTEREST EXPENSE, net of interest income                654       410
                                                    -------   -------

   Income before provision for income taxes             677       310

PROVISION FOR INCOME TAXES                              264       126
                                                    -------   -------

   Net income                                          $413      $184
                                                    =======   =======

NET INCOME PER COMMON SHARE                           $0.04     $0.02
                                                    =======   =======
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                          11,038    11,297
                                                    =======   =======


           See notes to condensed consolidated financial statements

                        TREND-LINES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                              THREE MONTHS ENDED
                                                             --------------------
                                                              MAY 31,    JUNE 1,
                                                               1997       1996
                                                             ---------  ---------
Cash Flows from Operating Activities:
 Net income                                                  $   413    $   184
 Adjustments to reconcile net income
     to net cash used in operating activities-
   Depreciation and amortization                                 557        433
   Loss on sale of property and equipment                          -          2
   Changes in current assets and liabilities-
       Accounts receivable                                     1,358     (1,206)
       Refundable income taxes                                     -      1,383
       Inventories                                             2,023     (2,216)
       Prepaid expenses and other current assets                 753       (230)
       Accounts payable                                       (9,349)    (6,034)
       Accrued expenses                                          399       (154)
                                                             -------    -------

       Net cash used in operating activities                  (3,846)    (7,838)
                                                             -------    -------

Cash Flows from Investing Activities:
 Purchases of property and equipment                          (1,378)      (817)
 Proceeds from sale of property and equipment                      9
 (Increase) decrease in other assets                            (200)       (86)
                                                             -------    -------

       Net cash used in investing activities                  (1,569)      (903)
                                                             -------    -------

Cash Flows from Financing Activities:

   Net borrowings under bank credit facilities                 5,241      8,919
   Payments on capital lease obligations                        (219)      (125)
   Proceeds from exercise of stock options                        34          -
   Purchases of treasury stock                                  (310)         -
                                                             -------    -------

       Net cash provided by financing activities               4,746      8,794
                                                             -------    -------
Net Increase (Decrease) in Cash And
 Cash Equivalents                                               (669)        53

Cash and Cash Equivalents, Beginning of Period                 1,006        436
                                                             -------    -------

Cash and Cash Equivalents, End of Period                     $   337    $   489
                                                             =======    =======
Supplemental Disclosure of Cash Flow Information:
 Cash paid for-
  Interest                                                   $   600    $   280
                                                             =======    =======
  Income taxes                                               $   863    $     1
                                                             =======    =======


            See notes to condensed consolidated financial statements

                        TREND-LINES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION
------------------------

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the Company) for the interim periods presented. The operating results for the three months ended May 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending February 28, 1998.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 1, 1997. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2. EARNINGS PER SHARE DATA
--------------------------

Net income per share for the three months ended May 31, 1997 and June 1, 1996 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method and consist of common stock issuable upon the exercise of outstanding stock options.

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

Pro forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows (in thousands, except per share data):



                                       --- FISCAL PERIOD ENDED ---
                                            MAY 31,   JUNE 1,
                                             1997      1996
                                            -------   -------
          Basic EPS

           Net income                       $   413   $   184

           Weighted average common
            shares outstanding               10,586    11,048
                                            -------   -------

          Basic EPS                         $   .04   $   .02
                                            =======   =======



          Diluted EPS
            Net income                      $   413   $   184
            Weighted average common and
             common equivalent shares
             outstanding                     11,038    11,297
                                            -------   -------


            Diluted EPS                     $   .04   $   .02
                                            =======   =======




 3.  BANK CREDIT FACILITY
 ------------------------

During fiscal 1996, the Company entered into a secured line of credit agreement with a bank that expires on July 3, 1999. The facility bears interest at the bank's reference rate plus .75% (9.0% at March 1, 1997) or LIBOR plus
2.25% (7.63% at March 1, 1997). If for any 12 month rolling period, effective as of March 1, 1997, the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the facility is decreased by .25% for the period immediately following such rolling period. Since
March 1, 1997 the Company has exceeded the fixed charges ratio. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. Effective June 16, 1997 the Company's revolving credit facility line of credit was increased from $40 million to $50 million (borrowings include amounts reserved for outstanding letters of credit and a foreign exchange facility). Borrowings are based on a formula related to inventory levels, as defined.

At May 31, 1997, the Company had approximately $30.4 million of borrowings outstanding and approximately $1.1 million of letters of credit outstanding. The Company had approximately $8.5 million in available borrowings under this facility at May 31, 1997. The maximum and average outstanding loan balances during fiscal 1997 under this facility were $31.4 million and

$28.6 million,respectively. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain restrictive covenants, including, but not limited to, maintenance of certain levels of tangible net worth, interest coverage ratio's and limitations on capital expenditures. The Company was in compliance with all bank covenants at May 31, 1997.



4.  RESTRUCTURING CHARGE
------------------------

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

As of May 31, 1997, the 12 retail store locations were closed, as anticipated when the restructuring reserve was established. For the three months ended May 31, 1997 approximately $0.1 million was charged against the restructuring reserve for store closing related activities and approximately $0.1 million associated with the consolidation of the Company's distribution centers was also charged against the restructuring reserve. As of May 31, 1997 and March 1, 1997, approximately $0.1 million and $0.3 million, respectively of restructuring costs are included in accrued expenses in the accompanying consolidated balance sheets. There were no non-cash adjustments to the accrual during the three months ended May 31,1997.



5.  TREASURY STOCK
------------------

On August 15, 1996, the Company's Board of Directors approved a stock repurchase plan, whereby the Company may purchase up to 500,000 shares of common stock at fair market value, to be used for future stock option programs, investment and/or other corporate purposes. As of May 31, 1997, the Company had purchased 500,000 shares of Class A common stock for approximately $2.5 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the first quarter of fiscal 1997 increased by $7.8 million, or 15.8%, from $49.3 million for the first quarter of fiscal 1996 to $57.1 million. Net catalog sales for the first quarter of fiscal 1997 decreased $0.8 million or 4.2%, from $18.9 million for the first quarter of fiscal 1996 to $18.1 million for the first quarter of fiscal 1997. Net retail sales for the first quarter of 1997 increased $8.6 million or 28.3% from $30.4 million for the first quarter of fiscal 1996 to $39.0 million. The decrease in net catalog sales was primarily attributable to both the reduced response rate to the Trend-Lines catalog and to the Company's opening of retail stores in areas previously only served by its catalog. The revenue growth of retail stores is attributable to the maturation and expansion of the Company's retail store base. The store base expanded over 7% from 147 locations at the end of the first quarter of fiscal 1996 to 158 locations at the end of the first quarter of fiscal 1997. Also, comparable net store sales for Woodworkers Warehouse / Post Tool stores and Golf Day stores for the first quarter of fiscal 1997 increased by 17.3% as compared to the first quarter of fiscal 1996.

Gross profit for the first quarter of fiscal 1997 increased 15.3% from $16.4 million for the first quarter of fiscal 1996 to $18.9 million for the first quarter of fiscal 1997. As a percentage of net sales, gross profit decreased from 33.3% of net sales for the first quarter of fiscal 1996 to 33.2% of net sales in the first quarter of fiscal 1997. The decrease in the Company's gross profit percentage is primarily the result of the Company's changing sales mix, which is caused by the increase in retail sales as a percentage of total sales (retail store sales generally have lower overall gross margins than catalog sales).


Selling, general and administrative expenses for the first quarter of fiscal 1997 increased 12.1%, or $1.9 million from $15.7 million for the first quarter of fiscal 1996 to $17.6 million for the first quarter of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 31.8% of net sales in the first quarter of fiscal 1996 to 30.8% of net sales in the first quarter of fiscal 1997. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily attributable to the maturation of the store sales base (and associated comparable store sales gains), as well as lower operating costs of retail stores as compared to the catalog business. The dollar increases in selling, general and administrative expenses are primarily related to the Company's continuing retail expansion.


As the result of the above factors, income from operations for the first quarter of fiscal 1997 increased by $.6 million, or 83.5%, from $0.7 million in the first quarter of fiscal 1996 to $1.3 million in the first quarter of fiscal 1997. As a percentage of net sales, income from operations increased from 1.5% of net sales in the first quarter of fiscal 1996 to 2.3% of net sales in the first quarter of fiscal 1997.

Interest expense, net of interest income, for the first quarter of fiscal 1997 increased by $244,000 from $410,000 in the first quarter of fiscal 1996 to $654,000 in the first quarter of fiscal 1997. The increase in interest expense is attributable to the increase in the Company's borrowings under its bank credit facility.

Liquidity  and Capital Resources
--------------------------------

The Company's working capital decreased by $1.1 million, from $30.1 million as of March 1, 1997 to $29.0 million as of May 31, 1997. The decrease resulted primarily from a $9.3 million decrease in accounts payable, which was only partially offset by a $5.2 million increase in bank debt, primarily to support the Company's expanding retail operations, a $2.0 million decrease in inventories and a $1.4 million decrease in accounts receivable.

The Company anticipates that in fiscal 1997, it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company opened one store and closed two stores in the first quarter.__For fiscal 1997, the Company currently plans to open approximately 40 to 50 retail stores.

Effective June 16, 1997 the Company's revolving credit facility line of credit was increased from $40 million to $50 million. The Company believes that the cash generated from operating activities, trade credit and available bank borrowings will be sufficient to fund its operations and its retail store expansion program for the next twelve months.


Impact of Inflation
-------------------

The Company does not believe that inflation has had a material impact on its net sales or results of operations.


Safe Harbor Statement under the Private Securities Litigation Reform Act of
---------------------------------------------------------------------------
1995
----

Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by the
Company from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the adequacy of the Company's resources to fund its planned operations and expansion will be adversely affected if it is not able to renew or refinance its credit facility on a timely basis; (iii) the Company's ability to open the planned number of stores will depend upon a number of other factors, including securing desirable locations, negotiating leases with acceptable terms, and hiring, training and retaining qualified personnel;
(i   ii    v) the Company's plans and results of operations will be affected by
the Company's ability to manage its growth and inventory; (   i    v) the
Company's tool and golf businesses are highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's and other changes in the tool or golf retail climate could adversely markets affect the Company's plans and results of operations; and (vi) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                       TREND - LINES, INC. AND SUBSIDIARY

 Part II - Other Information

       Item 1.  Legal Proceedings
                     Not applicable

       Item 2.  Changes in Securities
                     Not applicable

       Item 3.  Defaults Upon Senior Securities
                     Not applicable

       Item 4.  Submission of Matters to a vote of Security Holders
                     Not applicable

       Item 5.  Other Information
                     Not applicable

       Item 6.  Exhibits and Reports on Form 8-K
               (a)   Exhibits

        Exhibit Number                                                 Reference
        --------------                                                 ---------

         10.1   Amendment No. 2, dated as of January 28, 1997          Filed
                to the Loan and Credit Agreement dated                 herewith
                July 3, 1996, among the Registrant,
                Post Tool, Inc. as Borrowers and Bank
                America Business Credit, Inc., as Lender.

         10.2   Amendment No. 3, dated as of June 16, 1997, to the     Filed
                Loan and Credit Agreement dated July 3, 1996, among    herewith
                the Registrant, Post Tool, Inc., as Borrowers and Bank America Business Credit, Inc., as Lender.

               (b) Reports on Form 8-K -  not applicable

                                   SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     TREND-LINES, INC
                                                     -----------------
                                                     Registrant


 Date:  July 8, 1997
                                                     ___________________
                                                     Stanley D. Black
                                                     (Chief Executive Officer)




                                                     ___________________
                                                     Karl P. Sniady
                                                     (Executive Vice President,
                                                     Chief Financial Officer)