Form 10-Q
period 1997-08-30
TREND LINES INC
filed 1997-10-06
CIK 922978

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 1997 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
        TRANSITION PERIOD FROM__________ TO _________

Commission file number     0-24390
                           -------

                               TREND-LINES, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Massachusetts                                 04-2722797
   --------------------------------                   -------------------
   (State or  other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


135 American Legion Highway, Revere , Massachusetts           02151
---------------------------------------------------           -----
      (Address of principal executive office)               (Zip Code)



                                (617) 853-0900
             ---------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                                    NUMBER OF SHARES OUTSTANDING SEPTEMBER 29, 1997
--------------                                           -----------------------------------------------

 Class A Common Stock, $.01 par value                                       5,821,010

 Class B Common Stock, $.01 par value                                       4,750,026


                       TREND-LINES, INC. AND SUBSIDIARY
                                     INDEX


                                                                                                Page
                                                                                                ----
Part I  - Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          August 30, 1997 (Unaudited) and March 1, 1997                                            3

          Condensed Consolidated Statements of Operations
          Three Months Ended and Six Months Ended August 30, 1997
          and August 31, 1996 (Unaudited)                                                          4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended August 30, 1997 and August 31, 1996 (Unaudited)                         5

          Notes to Condensed Consolidated Financial Statements                                   6-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                            10-13

Part II - Other Information                                                                       14

Item 1.   Legal Proceedings                                                                       14

Item 2.   Changes in Securities                                                                   14

Item 3.   Defaults Upon Senior Securities                                                         14

Item 4.   Submission of Matters to a Vote of Security Holders                                     14

Item 5.   Other Information                                                                       15

Item 6.   Exhibits and Reports on Form 8-k                                                        15

Signatures                                                                                        16

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                        TREND-LINES, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE  SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         ASSETS
                                                                                         (UNAUDITED)
                                                                                          AUGUST 30,           MARCH 1,
                                                                                             1997                1997
                                                                                           --------            --------
CURRENT ASSETS:
 Cash and cash equivalents                                                                 $    227            $  1,006
 Accounts receivable, net                                                                    12,361              12,155
 Inventories                                                                                 80,355              85,909
 Prepaid expenses and other current assets                                                    5,973               6,462
                                                                                           --------            --------

     Total current assets                                                                    98,916             105,532

PROPERTY AND EQUIPMENT, NET                                                                  16,261              14,753

OTHER ASSETS                                                                                    688                 769
                                                                                           --------            --------

                                                                                           $115,865            $121,054
                                                                                           ========            ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Bank credit facility                                                                      $ 38,588            $ 25,196
 Current portion of capital lease obligations                                                   698                 686
 Accounts payable                                                                            24,987              43,900
 Accrued expenses                                                                             5,815               5,690
                                                                                           --------            --------

     Total current liabilities                                                               70,088              75,472
                                                                                           --------            --------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                             1,479               1,875
                                                                                           --------            --------

DEFERRED INCOME TAX  LIABILITIES                                                                301                 301
                                                                                           --------            --------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
  CLASS A-
   Issued--6,321,010 and 6,302,534 shares at August 30, 1997 and March 1, 1997,
    respectively                                                                                 63                  63

  CLASS B-
   Issued and outstanding--4,750,026 shares at August 30, 1997 and March 1, 1997                 47                  47

 Additional paid-in capital                                                                  41,383              41,318
 Retained earnings                                                                            4,964               4,128
    Less:  500,000 and 440,000 class a shares held in treasury at August 30, 1997
           and March 1, 1997, respectively, at cost                                          (2,460)             (2,150)
                                                                                           --------            --------
     Total stockholders' equity                                                              43,997              43,406
                                                                                           --------            --------
                                                                                           $115,865            $121,054
                                                                                           ========            ========

           See notes to condensed consolidated financial statements.

                       TREND-LINES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, except Per share amounts)
                                  (Unaudited)


                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      -----------------------        ------------------------
                                                      AUGUST 30,   AUGUST 31,        AUGUST 30,    AUGUST 31,
                                                         1997        1996               1997          1996
                                                      ----------   ----------        ----------    ----------
NET SALES                                             $50,819         $46,827        $107,908         $96,138
COST OF SALES                                          34,406          31,604          72,563          64,499
                                                      -------         -------        --------         -------

     Gross Profit                                      16,413          15,223          35,345          31,639

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                             14,942          14,230          32,544          29,926
                                                      -------         -------        --------         -------

     Income from operations                             1,471             993           2,801           1,713

INTEREST EXPENSE, net of interest income                  778             615           1,431           1,025
                                                      -------         -------        --------         -------

     Income before provision for income taxes             693             378           1,370             688

PROVISION FOR  INCOME TAXES                               270             153             534             279
                                                      -------         -------        --------         -------

     Net income                                       $   423         $   225        $    836         $   409
                                                      =======         =======        ========         =======


 NET INCOME PER COMMON SHARE                            $0.04           $0.02           $0.08           $0.04
                                                      =======         =======        ========         =======

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                            11,120          11,298          11,086          11,297
                                                      =======         =======        ========         =======

          See notes to condensed consolidated financial statements

                       TREND-LINES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                          -----------------------------
                                                                                          AUGUST 30,         AUGUST 31,
                                                                                            1997               1996
                                                                                          ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                               $    836            $   409
 Adjustments to reconcile net income to net cash used in operating activities-
  Depreciation and amortization                                                              1,249                831
  Gain on sale of property and equipment                                                         -                (18)
  Changes in current assets and liabilities-
   Accounts receivable                                                                        (206)            (1,659)
   Refundable income taxes                                                                       -              2,840
   Inventories                                                                               5,554             (1,399)
   Prepaid expenses and other current assets                                                   489               (118)
   Accounts payable                                                                        (18,913)            (5,636)
   Accrued expenses                                                                            125               (960)
                                                                                          --------            -------
       Net cash used in operating activities                                               (10,866)            (5,710)
                                                                                          --------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                        (2,766)            (1,332)
 Proceeds from sale of property and equipment                                                    9                  -
 (Increase) decrease in other assets                                                            81               (357)
                                                                                          --------            -------
       Net cash used in investing activities                                                (2,676)            (1,689)
                                                                                          --------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Net borrowings under bank credit facilities                                                13,392              8,686
 Payments on capital lease obligations                                                        (384)              (269)
 Proceeds from exercise of stock options                                                        65                  -
 Purchases of treasury stock                                                                  (310)                 -
                                                                                          --------            -------
       Net cash provided by financing activities                                            12,763              8,417
                                                                                          --------            -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (779)             1,018

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               1,006                436
                                                                                          --------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $    227            $ 1,454
                                                                                          ========            =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for-
  Interest                                                                                $  1,328            $   536
                                                                                          ========            =======
  Income taxes                                                                            $  1,581            $   133
                                                                                          ========            =======

            See notes to condensed consolidated financial statements

                       TREND-LINES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION
------------------------

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the Company) for the interim periods presented. The operating results for the six months ended August 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending February 28, 1998.

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


2. EARNINGS PER SHARE DATA
--------------------------

Net income per share for the six months ended August 30, 1997 and August 31, 1996 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method and consist of common stock issuable upon the exercise of outstanding stock options.

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

Pro forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows (in thousands, except per share data):


                                                 Three Months Ended                    Six Months Ended
                                            ----------------------------        ----------------------------
                                            August 30,        August 31,        August 30,        August 31,
                                               1997              1996              1997              1996
                                            ----------        ----------        ----------        ----------
Basic EPS
 Net income                                  $   423           $   225           $   836            $   409

 Weighted average common shares
  outstanding                                 10,568            11,044            10,577             11,046
                                             -------           -------           -------            -------

  Basic EPS                                  $   .04           $   .02           $   .08            $   .04
                                             =======           =======           =======            =======

Diluted EPS
  Net income                                 $   423           $   225           $   836            $   409
  Weighted average common and
   common equivalent shares                  -------           -------           -------            -------
   outstanding                                11,120            11,298            11,086             11,297
                                             -------           -------           -------            -------

  Diluted EPS                                $   .04           $   .02           $   .08            $   .04
                                             =======           =======           =======            =======




3.  BANK CREDIT FACILITY
------------------------

During fiscal 1996, the Company entered into a secured line of credit agreement with a bank that expires on July 3, 1999. The facility bears interest at the bank's reference rate plus .75% (9.0% at August 30, 1997) or LIBOR plus 2.25% (7.63% at August 30, 1997). If for any 12 month rolling period, effective as of March 1, 1997, the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the facility is decreased by .25% for the period immediately following such rolling period. Since March 1, 1997 the Company has exceeded the fixed charges ratio. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. Effective June 16, 1997 the Company's revolving credit facility line of credit was increased from $40 million to $50 million (borrowings include amounts reserved for outstanding letters of credit and a foreign exchange facility). Borrowings are based on a formula related to inventory levels, as defined.

At August 30, 1997, the Company had approximately $38.6 million of borrowings outstanding and approximately $.8 million of letters of credit outstanding. The Company had approximately

$10.6 million in available borrowings under this facility at August 30, 1997, based on the $50 million line of credit. The maximum and average outstanding loan balances during fiscal 1997 under this facility were $39.1 million and $35.4 million, respectively. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain restrictive covenants, including, but not limited to, maintenance of certain levels of tangible net worth, interest coverage ratio's and limitations on capital expenditures. The Company was in compliance with all bank covenants at August 30, 1997.


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


As of August 30, 1997, the 12 retail store locations were closed, as anticipated when the restructuring reserve was established. For the six months ended August 30, 1997, approximately $0.1 million was charged against the restructuring reserve for store closing related activities and approximately $0.2 million associated with the consolidation of the Company's distribution centers were also charged against the restructuring reserve. As of August 30, 1997 and March 1, 1997, approximately $0.1 million and $0.3 million, respectively, of restructuring costs are included in accrued expenses in the accompanying consolidated balance sheets. There were no non-cash adjustments to the accrual during the six months ended August 30,1997.


5.  TREASURY STOCK
------------------

On August 15, 1996, the Company's Board of Directors approved a stock repurchase plan, whereby the Company may purchase up to 500,000 shares of common stock at fair market value, to be used for future stock option programs, investment and / or other corporate purposes. As of April 15, 1997, the Company had purchased 500,000 shares of Class A common stock for approximately $2.5 million, which completed the stock repurchase plan.


6.  EMPLOYEE BENEFIT PLANS
--------------------------

On July 15, 1997 the Company's Board of Directors approved an Employee Stock Purchase Plan under which eligible employees of the Company would have the opportunity to purchase without commissions shares of the Company's Class A Common Stock through payroll deductions up to 10% of their base pay compensation. Under the Plan, stock will be purchased from the Company, in open market transactions or a combination thereof. The maximum number of shares that can be purchased under the Plan by all employees of the Company, as a group, is 250,000. The Plan will become operative in October, 1997.

At the Company's Annual Meeting of stockholders held July 15,1997,stockholders approved an amendment to the Company's 1993 Employee Stock Option Plan to increase the total number of shares of the Company's Class A Common Stock from 1,275,000 to 1,525,000 for issuance thereunder. On July 15, 1997, the Company's Board of Directors also authorized the grant of an aggregate of 91,300 incentive stock options under the Company's 1993 Employee Stock Option Plan. These grants were made primarily to store management and office personnel.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the second quarter of fiscal 1997 increased by $4.0 million, or 8.5%, from $46.8 million for the second quarter of fiscal 1996 to $50.8 million. Net catalog sales for the second quarter of fiscal 1997 decreased $2.7 million or 18.8%, from $14.4 million for the second quarter of fiscal 1996 to $11.7 million for the second quarter of fiscal 1997. Net retail sales for the second quarter of 1997 increased $6.7 million or 20.7% from $32.4 million for the second quarter of fiscal 1996 to $39.1 million. The decrease in net catalog sales was primarily attributable to the Company's opening of retail stores in areas previously only served by its catalogs. The revenue growth of retail stores is attributable to the maturation and expansion of the Company's retail store base. The store base expanded over 15.9% from 145 locations at the end of the second quarter of fiscal 1996 to 168 locations at the end of the second quarter of fiscal 1997. Also, comparable net store sales for Woodworkers Warehouse / Post Tool stores and Golf Day stores for the second quarter of fiscal 1997 increased by 11.6% as compared to the second quarter of fiscal 1996.

Net sales for the first six months of fiscal 1997 increased by $11.8 million, or 12.3%, from $96.1 million for the first six months of fiscal 1996 to $107.9 million for the first six months of fiscal 1997. Comparable net store sales for Woodworkers Warehouse / Post Tool Stores and Golf Day for the first six months of fiscal 1997 increased by 14.3% as compared to the first six months of fiscal 1996. Catalog sales for the first six months of fiscal 1997 decreased $3.5 million , or 10.5%, from $33.3 million for the first six months of fiscal 1996 to $29.8 million for the six months of fiscal 1997, while retail sales increased $15.3 million, or 24.4%, as compared to the first six months of fiscal 1996.
The decrease in net catalog sales was primarily attributable to the Company's opening of retail stores in areas previously only served by its catalog. The revenue growth of retail stores is attributed to the maturation and expansion of the Company's retail base.

Gross profit for the second quarter of fiscal 1997 increased 7.8% from $15.2 million for the second quarter of fiscal 1996 to $16.4 million for the second quarter of fiscal 1997. As a percentage of net sales, gross profit decreased from 32.5% of net sales for the second quarter of fiscal 1996 to 32.3% of net sales in the second quarter of fiscal 1997. The decrease in the Company's gross profit percentage is primarily the result of the Company's changing sales mix, which is caused by the increase in retail sales as a percentage of total sales (retail store sales generally have lower overall gross margins than catalog sales).

Gross profit for the first six months of fiscal 1997 increased 11.7% from $31.6 million for the first six months of fiscal 1996 to $35.3 million for the first six months of fiscal 1997. As a percentage of net sales, gross profit decreased
 .1% from 32.9% of net sales for first six months of fiscal 1996 to 32.8% of net sales for the first six months of fiscal 1997. The decrease in the Company's gross profit percentage was primarily the result of the Company's changing sales mix, which is caused by the increase in retail sales as a percentage of total sales.

Selling, general and administrative expenses for the second quarter of fiscal 1997 increased 5.0%, or $.7 million from $14.2 million for the second quarter of fiscal 1996 to $14.9 million for the second quarter of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 30.4% of net sales in the second quarter of fiscal 1996 to 29.4% of net sales in the second quarter of fiscal 1997. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily attributable to the maturation of the store sales base (and associated comparable store sales gains), as well as lower operating costs of retail stores as compared to the catalog business. The dollar increases in selling, general and administrative expenses are primarily related to the Company's continuing retail expansion.

Selling, general and administrative expenses for the first six months of fiscal 1997 increased 8.7%, or $2.6 million, from $29.9 million for the first six months of fiscal 1996 to $32.5 million for the first six months of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased .9% from 31.1% of net sales for the first six months of fiscal 1996 to 30.2% of net sales for the first six months of fiscal 1997. The dollar increases in selling, general and administrative expenses are primarily related to the Company's continuing retail expansion.

As the result of the above factors, income from operations for the second quarter of fiscal 1997 increased by $.5 million, or 48.1%, from $1.0 million in the second quarter of fiscal 1996 to $1.5 million in the second quarter of fiscal 1997. As a percentage of net sales, income from operations increased from 2.1% of net sales in the second quarter of fiscal 1996 to 2.9% of net sales in the second quarter of fiscal 1997.

As the result of the above factors income from operations for the first six months of fiscal 1997 increased $1.1 million, or 63.6% from $1.7 million in the first six months of fiscal 1996 to $2.8 million in the first six months of fiscal 1997. As a percent of net sales, income from operations increased 0.8% from 1.8% of net sales in the first six months of 1996 to 2.6% of the net sales in the first six months of fiscal 1997.

Interest expense, net of interest income, for the second quarter of fiscal 1997 increased by $163,000 from $615,000 in the second quarter of fiscal 1996 to $778,000 in the second quarter of fiscal 1997. The increase in interest expense is attributable to the increase in the Company's borrowings under its bank credit facility.

Interest expense, net of interest income, for the first six months of fiscal 1997 increased by $406,000 from $1,025,000 in the first six months of fiscal 1996 to $1,431,000 in the first six months of fiscal 1997, caused by increased borrowing.


Liquidity  and Capital Resources
--------------------------------

The Company's working capital decreased by $1.3 million, from $30.1 million as of March 1, 1997 to $28.8 million as of August 30, 1997. During the first six months of fiscal 1997, net cash used in operating activities was approximately $10.9 million, net cash used in investing activities was approximately $2.7 million and net cash provided by financing activities was approximately $12.8 million. The net cash used in operating activities resulted primarily from a $18.9 million decrease in accounts payable that was only partially offset by a $5.6 million decrease in inventories and $2.1 million provided by net income and depreciation. The net cash used in investing activities was primarily related the purchase of property and equipment required for the Company's retail expansion. During the first six months of fiscal 1997, the net cash provided from financing activities was primarily attributable to $13.4 million in net borrowings under the Company's bank credit facility, offset by $.4 million in payments under capital leases.

The Company anticipates that in fiscal 1997, it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company opened twelve stores and closed two stores in the second quarter. For fiscal 1997, the Company currently plans to open approximately 40 to 50 retail stores.

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

Part II - Other Information

     Item 1.  Legal Proceedings
                 Not applicable

     Item 2.  Changes in Securities
                 Not applicable

     Item 3.  Defaults Upon Senior Securities
                 Not applicable

     Item 4.  Submission of Matters to a vote of Security Holders
              The Annual Meeting of Stockholders was held July 15, 1997. Proxies for the Annual Meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended and regulations promulgated thereunder.

              At the Annual Meeting, a total of 3,743,345 shares of Class A Common Stock and 4,750,026 shares of Class B Common Stock were represented by proxy. Each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has 10 votes per share. The shares represented were voted in the following manner upon the proposal put forth at the meeting:

                                                                                                    Broker
                                                                For       Withheld                 Non Vote
To elect Messrs. Stanley D. Black, Richard
Griner, Karl P. Sniady, Ronald L. Franklin,
Richard A. Mandell and Irwin Winter as
directors of the Company.
                                                Class A shares  3,294,334  46,651                     N/A
                                                                             to
                                                                           57,151
                                                Class B shares  4,750,026    -0-                      N/A

                                                                                                    Broker
                                                                For       Against     Abstain      Non Vote
To amend the Company's 1993 Employee
Stock Option Plan to increase the total
number of shares of the Company's Class A
Common Stock from 1,275,000 to 1,525,000
for issuance thereunder.

                                                Class A shares  1,782,119   298,307      30,859    1,240,200
                                                Class B shares  4,750,026    -0-         -0-          -0-

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



                                                      TREND-LINES, INC
                                                      -----------------
                                                      Registrant


Date:  October 3, 1997                                /s/ Stanley D. Black
                                                      _________________________
                                                      Stanley D. Black
                                                      (Chief Executive Officer)



                                                      /s/ Karl P. Sniady
                                                      ___________________
                                                      Karl P. Sniady
                                                      (Executive Vice President,
                                                      Chief Financial Officer)