Form 10-Q
period 1997-11-29
TREND LINES INC
filed 1998-01-13
CIK 922978

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   Form 10-Q
(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 29, 1997 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        ------------------  TO  -----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                     NUMBER OF SHARES OUTSTANDING JANAURY 12, 1997
           --------------                ---------------------------------------------
Class A Common Stock, $.01 par value                     5,863,598

Class B Common Stock, $.01 par value                     4,750,026

                        TREND-LINES, INC. AND SUBSIDIARY
                                     INDEX

                                                                        Page
                                                                        ----

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         November 29, 1997 (Unaudited) and March 1, 1997                   3

         Condensed Consolidated Statements of Operations
         Three Months Ended and Nine Months Ended
         November 29, 1997 and November 30, 1996 (Unaudited)               4

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended November 29, 1997 and
         November 30, 1996 (Unaudited)                                     5

         Notes to Condensed Consolidated Financial Statements            6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10-13

Part II - Other Information                                               14

Item 1.  Legal Proceedings                                                14

Item 2.  Changes in Securities                                            14

Item 3.  Defaults Upon Senior Securities                                  14

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 5.  Other Information                                                14

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                       TREND-LINES, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE  SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        ASSETS
                                                                                     (UNAUDITED)
                                                                                     NOVEMBER 29,         MARCH 1,
                                                                                         1997               1997
                                                                                  ------------------  -----------------
CURRENT ASSETS:
 Cash and cash equivalents                                                                 $    279            $  1,006
 Accounts receivable, net                                                                    15,705              12,155
 Inventories                                                                                 88,987              85,909
 Prepaid expenses and other current assets                                                    6,372               6,462
                                                                                           --------            --------

     Total current assets                                                                   111,343             105,532

PROPERTY AND EQUIPMENT, NET                                                                  17,694              14,753

OTHER ASSETS                                                                                    634                 769
                                                                                           --------            --------

                                                                                           $129,671            $121,054
                                                                                           ========            ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Bank credit facility                                                                      $ 43,607            $ 25,196
 Current portion of capital lease obligations                                                   854                 686
 Accounts payable                                                                            32,518              43,900
 Accrued expenses                                                                             6,228               5,690
                                                                                           --------            --------

     Total current liabilities                                                               83,207              75,472
                                                                                           --------            --------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                             1,235               1,875
                                                                                           --------            --------

DEFERRED INCOME TAX LIABILITIES                                                                301                 301
                                                                                           --------            --------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value
  Class A-
   Issued--6,348,568 and 6,302,534 shares at November 29, 1997
    and March 1, 1997, respectively                                                              63                  63

  Class B-
   Issued and Outstanding--4,750,026 shares at November 29, 1997 and
         March 1, 1997                                                                           47                  47

  Additional paid-in capital                                                                 41,459              41,318
  Retained earnings                                                                           5,819               4,128
    Less:  500,000 and 440,000 Class A shares held in treasury at
     November 29,1997 and March 1, 1997, respectively, at cost                               (2,460)             (2,150)
                                                                                           --------            --------

          Total stockholders' equity                                                         44,928              43,406
                                                                                           --------            --------

                                                                                           $129,671            $121,054
                                                                                           ========            ========

           See notes to condensed consolidated financial statements.

                       TREND-LINES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)



                                                      --Three months ended--          --Nine months ended--
                                                     November 29,  November 30,    November 29,   November 30,
                                                         1997            1996           1997           1996
                                                       -------         -------       --------       --------
NET SALES                                              $52,357         $49,100       $160,265       $145,238
COST OF SALES                                           36,141          33,083        108,704         97,582
                                                       -------         -------       --------       --------

     Gross Profit                                       16,216          16,017         51,561         47,656

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                              13,872          14,249         46,416         44,175
                                                       -------         -------       --------       --------

     Income from operations                              2,344           1,768          5,145          3,481

INTEREST EXPENSE, net of interest income                   943             693          2,374          1,718
                                                       -------         -------       --------       --------

     Income before provision for income taxes            1,401           1,075          2,771          1,763

PROVISION FOR  INCOME TAXES                                546             435          1,080            714
                                                       -------         -------       --------       --------

     Net income                                        $   855         $   640       $  1,691       $  1,049
                                                       =======         =======       ========       ========


NET INCOME PER COMMON SHARE                              $0.08           $0.06          $0.15          $0.09
                                                       =======         =======       ========       ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                             11,175          11,305         11,120         11,294
                                                       =======         =======       ========       ========


           See notes to condensed consolidated financial statements

                        TREND-LINES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                       ----NINE MONTHS ENDED----
                                                                                    NOVEMBER 29,       NOVEMBER 30,
                                                                                        1997               1996
                                                                                 ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                               $  1,691           $  1,049
 Adjustments to reconcile net income to net cash used in operating activities
  Depreciation and amortization                                                              1,951              1,292
  Gain on sale of property and equipment                                                         -                (18)
  Changes in current assets and liabilities
   Accounts receivable                                                                      (3,549)            (3,417)
   Refundable income taxes                                                                       -              2,840
   Inventories                                                                              (3,078)            (8,222)
   Prepaid expenses and other current assets                                                    89             (1,442)
   Accounts payable                                                                        (11,382)            (4,012)
   Accrued expenses                                                                            538               (489)
                                                                                          --------           --------

       Net cash used in operating activities                                               (13,740)           (12,419)
                                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                        (4,859)            (2,023)
 Proceeds from sale of property and equipment                                                    9                  -
 (Increase) decrease in other assets                                                           135               (312)
                                                                                          --------           --------

       Net cash used in investing activities                                                (4,715)            (2,335)
                                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from exercise of stock options                                                     -                 10
 Net borrowings under bank credit facilities                                                18,411             15,865
 Payments on capital lease obligations                                                        (514)              (417)
 Proceeds from exercise of stock options                                                       141                  -
 Purchases of treasury stock                                                                  (310)              (771)
                                                                                          --------           --------

       Net cash provided by financing activities                                            17,728             14,687
                                                                                          --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (727)               (67)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               1,006                436
                                                                                          --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $    279           $    369
                                                                                          ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for-
  Interest                                                                                $  2,289           $  1,220
                                                                                          ========           ========

  Income taxes                                                                            $  1,622           $    170
                                                                                          ========           ========

           See notes to condensed consolidated financial statements

                        TREND-LINES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION
------------------------

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the Company) for the interim periods presented. The operating results for the nine months ended November 29, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending February 28, 1998.

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


2. EARNINGS PER SHARE DATA
--------------------------

Net income per share for the nine months ended November 29, 1997 and November 30, 1996 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method and consist of common stock issuable upon the exercise of outstanding stock options.

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

Pro forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows (in thousands, except per share data):


                                              ----THREE MONTHS ENDED----            ----NINE MONTHS ENDED----
                                            NOVEMBER 29,      NOVEMBER 30,      NOVEMBER 29,      NOVEMBER 30,
                                                1997              1996              1997              1996
                                                ----              ----              ----              ----
Basic EPS
 Net income                                  $   855           $   640           $ 1,691            $ 1,049

 Weighted average common shares
  outstanding                                 10,589            11,014            10,581             11,035
                                             -------           -------           -------            -------

  Basic EPS                                  $   .08           $   .06           $   .16            $   .10
                                             =======           =======           =======            =======

Diluted EPS
  Net income                                 $   855           $   640           $ 1,691            $ 1,049
  Weighted average common and
   common equivalent shares
   outstanding                                11,175            11,305            11,120             11,294
                                             -------           -------           -------            -------


  Diluted EPS                                $   .08           $   .06           $   .15            $   .09
                                             =======           =======           =======            =======




3.  BANK CREDIT FACILITY
------------------------

During fiscal 1996, the Company entered into a secured line of credit agreement with a bank that expires on July 3, 1999. The facility bears interest at the bank's reference rate plus .75% (9.0% at November 29, 1997) or LIBOR plus 2.25% (7.74% at November 29, 1997). If for any 12 month rolling period, effective as of March 1, 1997, the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the facility is decreased by .25% for the period immediately following such rolling period. Since March 1, 1997 the Company has exceeded the fixed charges ratio. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. Effective June 16, 1997 the Company's revolving credit facility line of credit was increased from $40 million to $50 million (borrowings include amounts reserved for outstanding letters of credit and a foreign exchange facility). Borrowings are based on a formula related to inventory levels, as defined. As of December 31, 1997 , the Company's revolving credit facility was amended to increase the line of credit from $50 million to $80 million (borrowings include 50% of the amounts reserved for outstanding letters of credit). This amendment also extends the facility to expire on December 31, 2000.

At November 29, 1997, the Company had approximately $43.5 million of borrowings outstanding and approximately $1.1 million of letters of credit outstanding. The Company had approximately $5.4 million in available borrowings under this facility at November 29, 1997, based on the $50 million line of credit. The maximum and average outstanding loan balances during fiscal 1997 under this facility were $45.7 million and $38.2 million, respectively. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain restrictive covenants, including, but not limited to, maintenance of certain levels of tangible net worth, interest coverage ratio's and limitations on capital expenditures. The Company was in compliance with all bank covenants at November 29, 1997.



4.  RESTRUCTURING CHARGE
------------------------

In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of approximately $1.4 million, representing the costs associated with reorganizing its operations. These costs included a $954,000 charge for the rent and related expenses for closing 12 retail store locations and the severance and related benefits for terminated employees. Additionally, $443,000 was charged for the consolidation of the Company's distribution centers.


As of November 29, 1997, the 12 retail store locations were closed, as anticipated when the restructuring reserve was established. For the nine months ended November 29, 1997, approximately $0.1 million was charged against the restructuring reserve for store closing related activities and approximately $0.2 million associated with the consolidation of the Company's distribution centers were also charged against the restructuring reserve. As of March 1, 1997, approximately $0.3 million of restructuring costs are included in accrued expenses in the accompanying consolidated balance sheets. There were no non-cash adjustments to the accrual during the nine months ended November 29,1997.

As of November 29, 1997 the restructuring reserve had no remaining accrued balance.


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

6.   EMPLOYEE BENEFIT PLANS
---------------------------


On July 15, 1997 the Company's Board of Directors approved an Employee Stock Purchase Plan under which eligible employees of the Company would have the opportunity to purchase without commissions shares of the Company's Class A Common Stock through payroll deductions up to 10% of their base pay compensation. Under the Plan, stock will be purchased from the Company, in open market transactions or a combination thereof. The Plan became effective on October 1, 1997.

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


7.   SUBSEQUENT EVENT
---------------------

On January 7, 1998 the Company entered into a definitive agreement to acquire 13 Nevada Bob's franchised golf stores located in the New England area from a private investment partnership. The Company purchased the net assets, not including Nevada Bob's franchise rights, for approximately $5.5 million, subject to an adjustment for audited operating results.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the third quarter of fiscal 1997 increased by $3.3 million, or 6.7%, from $49.1 million for the third quarter of fiscal 1996 to $52.4 million. Net catalog sales for the third quarter of fiscal 1997 decreased $2.0 million or 13.6%, from $14.7 million for the third quarter of fiscal 1996 to $12.7 million for the third quarter of fiscal 1997. Net retail sales for the third quarter of 1997 increased $5.3 million or 15.4% from $34.4 million for the third quarter of fiscal 1996 to $39.7 million. The decrease in net catalog sales was primarily attributable to the Company's opening of retail stores in areas previously only served by its catalogs. The revenue growth of retail stores is attributable to the maturation and expansion of the Company's retail store base. The store base expanded over 19.0% from 147 locations at the end of the third quarter of fiscal 1996 to 175 locations at the end of the third quarter of fiscal 1997. Comparable net store sales for Woodworkers Warehouse / Post Tool stores and Golf Day stores for the third quarter of fiscal 1997 increased by 4.1% as compared to the third quarter of fiscal 1996.

Net sales for the first nine months of fiscal 1997 increased by $15.1 million, or 10.4%, from $145.2 million for the first nine months of fiscal 1996 to $160.3 million for the first nine months of fiscal 1997. Comparable net store sales for Woodworkers Warehouse / Post Tool Stores and Golf Day for the first nine months of fiscal 1997 increased by 10.7% as compared to the first nine months of fiscal 1996. Catalog sales for the first nine months of fiscal 1997 decreased $5.5 million , or 11.5%, from $48.0 million for the first nine months of fiscal 1996 to $42.5 million for the first nine months of fiscal 1997, while retail sales increased $20.5 million, or 21.1%, as compared to the first nine months of fiscal 1996. The decrease in net catalog sales was primarily attributable to the Company's opening of retail stores in areas previously only served by its catalog. The revenue growth of retail stores is attributed to the maturation and expansion of the Company's retail base.

Gross profit for the third quarter of fiscal 1997 increased 1.2% from $16.0 million for the third quarter of fiscal 1996 to $16.2 million for the third quarter of fiscal 1997. As a percentage of net sales, gross profit decreased 1.6% from 32.6% of net sales for the third quarter of fiscal 1996 to 31.0% of net sales in the third quarter of fiscal 1997. The decrease in the Company's gross profit percentage is primarily the result of the Company's changing sales mix, which is caused by the increase in retail sales as a percentage of total sales (retail store sales generally have lower overall gross margins than catalog sales).

Gross profit for the first nine months of fiscal 1997 increased 8.2% from $47.7 million for the first nine months of fiscal 1996 to $51.6 million for the first nine months of fiscal 1997. As a percentage of net sales, gross profit decreased .6% from 32.8% of net sales for first nine months of fiscal 1996 to 32.2% of net sales for the first nine months of fiscal 1997. The decrease in the

Company's gross profit percentage was primarily the result of the Company's changing sales mix, which is caused by the increase in retail sales as a percentage of total sales.

Selling, general and administrative expenses for the third quarter of fiscal 1997 decreased 2.6%, or $.3 million from $14.2 million for the third quarter of fiscal 1996 to $13.9 million for the third quarter of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 29.0% of net sales in the third quarter of fiscal 1996 to 26.5% of net sales in the third quarter of fiscal 1997. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily attributable to the maturation of the store sales base (and associated comparable store sales gains), as well as lower operating costs of retail stores as compared to the catalog business.

Selling, general and administrative expenses for the first nine months of fiscal 1997 increased 5.1%, or $2.2 million, from $44.2 million for the first nine months of fiscal 1996 to $46.4 million for the first nine months of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased 1.4% from 30.4% of net sales for the first nine months of fiscal 1996 to 29.0% of net sales for the first nine months of fiscal 1997. The dollar increases in selling, general and administrative expenses are primarily related to the Company's continuing retail expansion.

As the result of the above factors, income from operations for the third quarter of fiscal 1997 increased by $.5 million, or 32.6%, from $1.8 million in the third quarter of fiscal 1996 to $2.3 million in the third quarter of fiscal 1997. As a percentage of net sales, income from operations increased from 3.6% of net sales in the third quarter of fiscal 1996 to 4.5% of net sales in the third quarter of fiscal 1997.

As the result of the above factors income from operations for the first nine months of fiscal 1997 increased $1.6 million, or 47.8% from $3.5 million in the first nine months of fiscal 1996 to $5.1 million in the first nine months of fiscal 1997. As a percent of net sales, income from operations increased 0.8% from 2.4% of net sales in the first nine months of 1996 to 3.2% of the net sales in the first nine months of fiscal 1997.

Interest expense, net of interest income, for the third quarter of fiscal 1997 increased by $250,000 from $693,000 in the third quarter of fiscal 1996 to $943,000 in the third quarter of fiscal 1997. The increase in interest expense is attributable to the increase in the Company's borrowings under its bank credit facility.

Interest expense, net of interest income, for the first nine months of fiscal 1997 increased by $656,000 from $1,718,000 in the first nine months of fiscal 1996 to $2,374,000 in the first nine months of fiscal 1997, caused by increased borrowing.

Liquidity  and Capital Resources
--------------------------------

The Company's working capital decreased by $2.0 million, from $30.1 million as of March 1, 1997 to $28.1 million as of November 29, 1997. During the first nine months of fiscal 1997, net cash used in operating activities was approximately $13.7 million, net cash used in investing activities was approximately $4.7 million and net cash provided by financing activities was approximately $17.7 million. The net cash used in operating activities resulted primarily from a $11.4 million decrease in accounts payable, a $3.5 million increase in accounts receivable and a $3.1 million increase in inventories and that was only partially offset by $3.6 million provided by net income and depreciation. The net cash used in investing activities was primarily related the purchase of property and equipment required for the Company's retail expansion. During the first nine months of fiscal 1997, the net cash provided from financing activities was primarily attributable to $18.4 million in net borrowings under the Company's bank credit facility, offset by $.5 million in payments under capital leases.

The Company anticipates that in fiscal 1997, it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company opened eight stores and closed one store in the third quarter. For fiscal 1997, the Company currently plans to open approximately 35 to 45 retail stores in addition to the 13 Nevada Bob's franchise stores, acquired as discussed below.

On January 7, 1998 the Company entered into a definitive agreement to acquire 13 Nevada Bob's franchised golf stores located in the New England area from a private investment partnership. The Company purchased the net assets, not including Nevada Bob's franchise rights, for approximately $5.5 million, subject to an adjustment for audited operating results. Total sales of the 13 stores during 1996 were approximately $20 million.

As of December 31, 1997 , the Company's revolving credit facility was amended to increase the line of credit from $50 million to $80 million (borrowings include 50% of the amounts reserved for outstanding letters of credit). This amendment also extends the term of the facility to December 31, 2000. The Company believes that the cash generated from operating activities, trade credit and available bank borrowings will be sufficient to fund its operations and its retail store expansion program for the next twelve months.


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



                                                       TREND-LINES, INC
                                                      -------------------
                                                       Registrant


Date:  January 12, 1997                               /s/ Stanley D. Black
                                                      ____________________
                                                      Stanley D. Black
                                                      (Chief Executive Officer)



                                                      /s/ Karl P. Sniady
                                                      ____________________
                                                      Karl P. Sniady
                                                      (Executive Vice President,
                                                      Chief Financial Officer)