Form 10-K
period 1998-02-28
TREND LINES INC
filed 1998-05-21
CIK 922978

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-K
(Mark One)

[ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 (Fee required)

For fiscal year ended February 28, 1998 or

[   ]   Transition report pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934 (no fee required)

For the transition period from __________ to ____________.

Commission File Number:  0-24390

         _______________Trend-Lines, Inc.______________
     (Exact Name of Registrant as Specified in Its Charter)

         Massachusetts                                   04-2722797
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

135 American Legion Highway, Revere, Massachusetts          02151
                                                          (Zip Code)
(Address of Principal Executive Offices)


                         (781) 853-0900
      (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Act:

                              None

   Securities registered pursuant to Section 12(g) of the Act:

              Class A Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       ----     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

    The aggregate market value of the registrant's Class A Common Stock, $.01 par value, held by non-affiliates of the registrant as of April 30, 1998 was $81,035,023 based on the closing price of $7.625 on that date on the Nasdaq National Market. As of April 30, 1998, 5,889,478 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, and 4,738,066 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions  of  the registrant's Proxy Statement involving  the election  of directors, which is expected to be filed within  120
days  after  the  end  of  the  registrant's  fiscal  year,   are
incorporated by reference in Part III of this Report.

                             PART I

ITEM 1.  BUSINESS

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

The Company

   Trend-Lines, Inc. (the "Company") is a specialty retailer of power and hand tools and accessories, as well as golf equipment and supplies. The Company was formed in 1981, and in 1983 the
Company began mailing its Trend-Lines catalog and opened a Woodworkers Warehouse outlet store in its distribution center. The Company opened its first Woodworkers Warehouse retail store in 1986 and as of February 28, 1998, operated 109 Woodworkers Warehouse stores. In January 1995, the Company further expanded its tool retail operations by acquiring 17 Post Tool stores and a distribution center for those stores and as of February 28, 1998, operated 24 Post Tool stores. The Company purchased the Golf Day name and mailing list in 1989, mailed its first Golf Day catalog in 1990, opened a Golf Day outlet store in its distribution center in January 1991 and, as of February 28, 1998, operated 71 Golf Day stores. All of the Company's Woodworkers Warehouse and Golf Day retail stores are located in the Northeast and Mid-Atlantic regions, except for 3 Golf Day stores located in
California. The Company's 24 Post Tool stores are located in California except for one store located in Nevada.

  Effective January 1, 1998, the Company acquired 13 Nevada Bob's franchised stores located in the New England area from a private investment partnership. Total sales of the 13 stores during 1996 were approximately $20 million. All of these stores were immediately converted to Golf Day stores and are included in the 71 Golf Day stores operated by the Company as of February 28, 1998.

   The Company was incorporated in Massachusetts in 1981. The principal executive offices of the Company are located at 135
American Legion Highway, Revere, Massachusetts 02151, and its telephone number is (781) 853-0900. As used herein, the term Company refers to Trend-Lines, Inc. and its wholly owned subsidiary, Post Tool, Inc.




The Woodworking Tool Industry

    According to the "Woodworking in America"(Trademark) survey sponsored in 1995 by the American Woodworker Magazine (the "Woodworking Survey"), approximately 10% of the United States adult population, or nearly 18.6 million people, are involved in woodworking activities, spending more than $6.3 billion annually on equipment and accessories used specifically for woodworking projects. Major items in this category include power tools; wood finishes; hand tools; blades, bits and cutters; glue and adhesives; abrasives; sharpening equipment; books and other equipment and supplies. Approximately 40% of the total amount spent, or $2.6 billion, is spent on power tools.

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

The Golf Industry

   Over 26 million Americans played 550 million rounds of golf in 1997. This was a 7% increase in the number of golfers that participated in the sport and a 14.6% increase in the number of rounds played, according to the National Golf Foundation's 1997 report on golf participation in the United States. A strong economy, hundreds of new courses and Tiger Woods are among the factors that combined to make 1997 an excellent year for golf participation. Major items in this category include clubs, bags, hand carts, balls, training aids, golf shoes, apparel, accessories and gift items.

Business Strategy

    The Company's business strategy is designed to maximize the Company's future growth by building upon the Company's position as a leading specialty retailer. The Company utilizes the same business strategy in two niche markets: power and hand tools and accessories, as well as golf equipment and accessories. The key elements of the Company's business strategy are as follows:

 -- Expansion  of retail store operations.  The Company  plans  to continue  to  expand its retail store operations  by  opening
    approximately  45 to 55 stores in fiscal 1998.   The  Company
    intends to continue to focus its retail store openings in existing markets or markets in close proximity to those in which it is currently operating in order to take advantage of its distribution system. The Company may also consider expansion of its retail store operations through strategic acquisitions.

 -- Complementary store and catalog operations.  The  strong  name
    recognition  of  the  Company's  Trend-Lines  and  Golf   Day
    catalogs,   combined  with  the  customer  base  and   market
    knowledge that have resulted from its catalog operations, is facilitating the expansion of the Company's retail stores. Management uses catalog information, among other things, in
    identifying   new   store   markets   and   determining   the
    appropriate product mix for its retail stores.

 -- Cost-effective  operations.  The Company consistently  strives to  lower the cost of its operations.  In operating its  tool
    and   golf  businesses  in  the  Northeast  and  Mid-Atlantic
    regions, the Company uses a single facility with common management and common or parallel information, telemarketing and distribution systems, in order to achieve operational
    efficiencies.   The  Company supports its  Post  Tool  stores
    through   a   distribution   center   located   in   Hayward,
    California. Its Post Tool and Golf Day West operations have been integrated into the Company's management information systems.

 -- Breadth and depth of product selection. The Company offers breadth and depth of product selection, including many hard-to-find items, and high quality brand name and private label merchandise.

 -- Low   prices   and  matching  product/price  guarantee.    The
    Company's competitive pricing strategy features everyday low prices combined with special sales and promotions, and a matching product/price guarantee on any identical product sold by a competitor.

 -- Expert customer service. The Company provides its customers with expert customer service through experienced, trained personnel who have extensive knowledge about the products sold by the Company.

 -- Customer   convenience.    The  Company  strives  to  maximize
    convenience to its customers by providing ample parking and fast in-and-out service.


Expansion Strategy

   As of February 28, 1998, the Company operated 109 Woodworkers Warehouse stores in the Northeast and Mid-Atlantic regions; 71 Golf Day stores in the Northeast and Mid-Atlantic regions as well as California; and 23 Post Tool stores in California and 1 in Nevada. In fiscal 1997, the Company opened 18 Woodworkers Warehouse and Post Tool stores and 33 Golf Day stores which includes the acquisition of the 13 Nevada Bob's franchised stores which were converted to Golf Day stores (see "The Company" and Note 3 to the Consolidated Financial Statements), while closing 4 Woodworkers Warehouse stores and 2 Golf Day stores. The Company plans to open approximately 45 to 55 retail stores in fiscal 1998.

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

     The cost of opening a new store (exclusive of distribution center inventory), including fixtures, equipment and nominal preopening expenses, averages approximately $350,000, including $290,000 of inventory, in the case of a tool store, and approximately $425,000, including $300,000 of inventory, in the case of a golf store. In each case, a portion of the inventory investment is financed with trade credit.

Products and Merchandising

   The Company offers its woodworking customers breadth and depth of product selection, including many hard-to-find items, high quality brand name and private label merchandise, everyday low pricing and a matching product/price guarantee, expert customer service and convenience, all of which have enabled the Company to compete successfully against major home centers, mass merchandisers and hardware stores. The Company's Woodworkers Warehouse stores have been successful even when located near home centers such as Home Depot, Lowes and Home Quarters.

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

   Woodworkers Warehouse stores primarily carry woodworking power and hand tools and accessories. In addition, Post Tool stores also carry power and hand tools and accessories for mechanical (including automotive) work. The Company selects products based on quality, value, durability, historic product demand, safety and customer appeal. The Company constantly monitors its customers' product preferences through inventory and sales data provided by the Company's computer system, as well as its catalog operations.

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

   The Company's Golf Day retail stores and mail order catalog sell a broad selection of golf equipment and supplies, including clubs, club components, bags, balls, golf shoes, apparel, hand carts, training aids, accessories and gift items. The Company carries leading brand name golf products, including products from Aldila, Callaway, Cleveland, Cobra, Etonic, Foot-Joy, Hogan, MacGregor, Mizuno, Nike, Spalding, Taylor Made, Titleist, Tommy Armour and Wilson. In addition, the Company sells private label golf merchandise under its Honors trademark. The Company selects golf products using similar criteria as are applied in the selection of tools and accessories.

Retail Operations

   The Company designs its retail stores to be destination stores and strives to maximize convenience to its customers by providing ample parking and fast in-and-out service. The Company's stores are generally located either in strip malls or in free-standing buildings.

   The Company's tool stores generally range from 4,500 to 5,500 square feet of retail space and carry approximately 5,000 stock keeping units (SKUs). The Company's golf stores generally range from 4,000 to 5,000 square feet of retail space and carry approximately 3,500 SKUs. Generally, the Company's stores are open seven days and two nights per week, except for certain holidays.

   As of February 28, 1998, the Company operated 109 Woodworkers Warehouse stores, 24 Post Tool stores and 71 Golf Day stores. Of the Woodworkers Warehouse stores, 30 were located in New York, 19 in Massachusetts, 15 in Pennsylvania, 11 in New Jersey, 10 in New Hampshire, 10 in Connecticut, 7 in Maine, 3 in Rhode Island, 2 in Delaware and 2 in Vermont. Of the Post Tool stores, 23 are located in California and 1 in Nevada. Of the Golf Day stores, 21 are located in Massachusetts, 13 in New Jersey, 10 in New York, 7 in Connecticut, 5 in New Hampshire, 5 in Maine, 4 in Pennsylvania, 3 in California, 2 in Delaware, and 1 in Rhode Island.

   The Company's retail store operations are currently divided into regional districts, with each district containing from 18 to 30 stores. The Company evaluates the performance of its stores on a continuous basis and will close any store which is not adequately contributing to the profitability of the Company. During fiscal 1997, the Company closed 4 Woodworkers Warehouse stores and 2 Golf Day stores.

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

Catalog Operations

  The Company usually produces four versions of each of the Trend-
Lines  and  Golf  Day  catalogs  annually.   The  Company  mailed
approximately 11.8 million copies of its Trend-Lines catalog and approximately 14.0 million copies of its Golf Day catalog during fiscal 1997. The Trend-Lines and Golf Day catalog mailing lists total approximately 1,140,000 and 830,000 customers (comprised of selected previous buyers), respectively, and are supplemented with various rented lists. The Company's catalogs are mailed to prospective purchasers throughout the United States.

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

Suppliers

  The power and hand tool and golf equipment businesses both rely on major vendors with well-known brand names, as well as smaller specialty vendors. In fiscal 1997, one of the Company's vendors accounted for approximately 9% of the Company's purchases. The Company believes its vendor relationships are satisfactory.

   In  fiscal  1997,  approximately 12%  of  the  Company's  tool products and 2% of the Company's golf products were purchased from overseas vendors. A substantial portion of the tool and golf products sold under the Company's private labels are purchased from overseas vendors. The majority of the Company's overseas purchases are from Taiwan and, to a lesser extent, Korea, China, England, Germany and Switzerland. This portion of the Company's business is subject to the risks generally associated with conducting business abroad, including adverse fluctuations in currency rates, changes in import duties or quotas, the imposition of taxes or other charges on imports, and disruptions or delays in shipment or transportation. To date, these factors have not had a material adverse impact on the Company's operations.

Distribution

  The Company leases a 286,000 square foot distribution center in Revere, Massachusetts, and a 51,000 square foot warehouse in Chelsea, Massachusetts, just outside of Boston. The Revere facility also houses the Company's corporate offices and telemarketing operation. The distribution center serves the Woodworkers Warehouse and Golf Day retail stores and the woodworking and golf catalogs. The Company also leases a 48,000 square foot distribution center in Hayward, California for its Post Tool stores.

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

   The Company has systems that support the entire catalog cycle from purchasing merchandise and planning the catalogs, through merchandise sales and delivery to the customers' homes. The Company manages a catalog customer database which contains a list of approximately 2.0 million customers. The catalog customer database enables the Company to focus its catalog mailings on customers most likely to purchase, analyzes merchandise trends and buying patterns, and tracks the effectiveness of customer promotional merchandising.

  Like many other companies, the Year 2000 computer issue creates risk for the Company. If internal systems do not correctly recognize date information when the year changes to 2000, it could have an adverse impact on the Company's operations. The Company is currently updating its software to accommodate programming logic that properly interprets Year 2000 dates.
Except for merchandising and call center applications, all software is under maintenance agreements by software companies that provide updated, Year 2000 compliant software. The Company is in the process of replacing its call center and merchandising software with new, industry-leading Year 2000 compliant applications to be supplied by outside vendors at a cost estimated at approximately $2.0 million.

   Based on the Company's work-to-date and assuming that the Company's call center and merchandising software replacement projects can be implemented as planned, the Company believes that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Registered Trademarks and Service Marks

      Golf  Day(Registered),  Woodworkers  Warehouse(Registered),
Trend-Lines(Registered),       Carb-Tech(Registered),        Post
Tool(Registered),   Reliant(Trademark),  Vulcan(Registered)   and
Honors(Registered)  are  trademarks  or  service  marks  of   the
Company. The Company intends to continue to register, when deemed appropriate, trademarks and service marks. The Company may also register trade names, when deemed appropriate.


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


Employees

     The Company relies on many part time, flex time and seasonal employees to meet its needs. At February 28, 1998, the Company employed approximately 1,575 persons, of whom 1,003 were full time and 572 were part time. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

Executive Officers

    Executive officers of the Company are as follows:

Name                         Age     Position
----                         ---     --------

Stanley D. Black             61      Chairman of the Board of
                                     Directors and Chief
                                     Executive Officer

Richard Griner               54      President, Chief Operating
                                     Officer and Director

Karl P. Sniady               45      Executive Vice President,
                                     Finance and Administration,
                                     Chief Financial Officer and
                                     Director

Walter Spokowski             41      Executive Vice President,
                                     Merchandising

Richard A. Binder            53      Vice President, Legal and
                                     General Counsel

Frank P. Bussone             51      Vice President, Marketing

Walter J. Eutize             54      Vice President, Real Estate

Ronald L. Franklin           52      Vice President, Finance,
                                     Treasurer and Director

Kathleen Harris              39      Vice President, Human
                                     Resources

Name                         Age     Position
----                         ---     --------

Larry Key                    51      Vice President, Information
                                     Systems

John W. Leitner              48      Vice President, Retail

John A. McGregor             48      Vice President, Golf Day
                                     Merchandising

Norman W. Zagorsky           60      Vice President, Purchasing



    Stanley D. Black, founder of the Company, has served as Chief
Executive Officer and Chairman of the Board of Directors of the Company since its organization in 1981.

     Richard  Griner  joined  Trend-Lines  as  President,   Chief
Operating Officer and Director in October, 1996. From June, 1986 to January, 1995, Mr. Griner was senior vice president of operations for Family Dollar Stores.

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

    Richard A. Binder has been Vice President and General Counsel of the Company since August 1997. From 1992 until August 1997, Mr. Binder was associated with the law firm of Barsh and Cohen, P.C. specializing in commercial law and real estate acquisitions. From 1989 to 1992 he was General Counsel for United Truck Leasing Corporation.

    Frank  P.  Bussone has been Vice President,  Marketing  since
January 1995. Mr. Bussone has served as Director of Marketing of the Company from January 1988 until January 1995.

    Walter  J.  Eutize, Vice President, Real Estate since  August
1997.   Mr. Eutize was Executive Vice President with the Bartlett
Group, Inc. from September, 1991 until August, 1997.

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

ITEM 2.  PROPERTIES

   The Company's principal executive offices and its distribution and centralized telemarketing operation are currently located in a common facility in Revere, Massachusetts, where the Company leases an aggregate of approximately 286,000 square feet of space. This lease expires in November, 2004 and has two five-year renewal options . The Company also leases a distribution facility in Hayward, California of approximately 48,000 square feet of space. This lease expires on May 31, 2001 and has a seven-year renewal option. In addition, the Company leases a 51,000 square foot warehouse facility in Chelsea, Massachusetts from an affiliate of Stanley D. Black, the Chairman of the Board and Chief Executive Officer of the Company. This lease expires in 2005. The Company is using this space for additional storage.

   As of February 28, 1998, the Company operated 204 stores, all but two of which were leased. The leases typically provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term. In all cases, the Company pays fixed annual rents. Many of the Company's leases provide for an increase in annual fixed rental payments during the lease term and allow the Company to terminate the lease before the end of the lease term without penalty so long as proper notice is provided. Most leases also require the Company to pay real estate taxes, maintenance and repair costs, insurance, utilities and, in shopping center locations, to make contributions toward the shopping center's common area operating costs. As of February 28, 1998, the Company's store leases, assuming the Company exercises all lease renewal options, were scheduled to expire as follows:




    Years Lease        Number of Store Leases
    Terms Expire               Expiring

     1998-2000                     20
     2001-2003                     23
     2004-2005                     45
     2006 and later                114

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

   None

                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

Market Price

   The Class A Common Stock is included in the Nasdaq National Market under the symbol ''TRND.'' Prior to June 23, 1994, there was no public market for the Class A Common Stock. The following table sets forth the high and low sales prices for the Class A Common Stock for the periods indicated as reported by the Nasdaq National Market, adjusted to reflect a three-for-two stock split paid on September 1, 1995.

                                        High          Low
Fiscal Year Ended February 28, 1998
  First Quarter                        $7.44          $5.00
  Second Quarter                       $7.75          $6.00
  Third Quarter                        $8.50          $6.38
  Fourth Quarter                       $7.63          $6.13


Fiscal Year Ended March 1, 1997
  First Quarter                        $6.00          $3.50
  Second Quarter                       $5.25          $3.88
  Third Quarter                        $5.38          $3.50
  Fourth Quarter                       $6.00          $4.63

Fiscal Year Ended March 2, 1996
  First Quarter                        $9.67          $7.67
  Second Quarter                      $14.83          $9.00
  Third Quarter                       $14.75         $11.50
  Fourth Quarter                      $12.00          $3.63


   On April 30, 1998 the last reported sales price of the Class A
Common  Stock on the Nasdaq National Market was $7.625 per share.
As of April 30, 1998 there were approximately 3,600 stockholders of record of the Class A Common Stock.

Dividends

    The Company does not anticipate declaring any cash dividends in the foreseeable future. It is the current policy of the Company to retain any earnings to finance the operations and expansion of the Company's business.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to the Company for each of the five years in the fiscal period ended February 28, 1998.


                                                    Fiscal Years Ended

                                          (In thousands, except per share data)

                             February 28,   March 1,     March 2,    February 28,   February 28,
                                 1998         1997        1996(1)        1995           1994

Statements of Operations
  Data(2):
 Net sales                     $231,143     $208,582      $174,795     $128,332       $99,958
 Cost of sales                  157,129      139,871       117,447       79,442        62,274
 Gross profit                    74,014       68,711        57,348       48,890        37,684
 Selling, general and            63,483       61,045        59,845       40,096        32,134
   administrative expenses

 Restructuring charge                 -            -         1,397            -             -
 Income (loss) from              10,531        7,666        (3,894)       8,794         5,550
   operations
 Interest expense, net            3,239        2,355         1,654          373           742
 Income (loss) before             7,292        5,311        (5,548)       8,421         4,808
   provision (benefit)
   for income taxes
 Provision (benefit) for          2,844        2,061        (2,229)       2,990           210
   income taxes
 Net income (loss)               $4,448       $3,250       $(3,319)      $5,431        $4,598
 Pro forma net income (loss)(3)                                          $5,051        $2,888
 Basic net income (loss) per       $.42         $.30         $(.33)        $.59          $.44
   share (4)
 Diluted net income (loss)         $.40         $.29         $(.33)        $.56          $.43
   per share(4)
 Basic weighted average of       10,588       10,973        10,163        8,541         6,615
   shares outstanding (4)
 Diluted weighted average        11,122       11,255        10,163        8,966         6,770
   number of shares
   outstanding(4)

Store Operating Data:
 Net store sales (000's)       $171,612     $140,342       $98,515      $52,578       $26,457
 Percentage increase               9.8%        19.6%         (0.3%)         1.4%          6.0%
   (decrease) in comparable
   net store sales(5)
 Number of stores at end of
   period:
   Tool stores                      133          119           111           82(6)         30
   Golf stores                       71(7)        40            30           10             5

Catalog Operating Data:
 Net catalog sales              $59,531      $68,240       $76,280      $75,754       $73,501


                            February 28,   March 1,    March 2,     February 28,  February 28,
                                1998         1997       1996(1)         1995          1994

Balance Sheet Data:
 Working capital              $ 21,774     $ 30,060     $ 31,406      $ 17,224     $ 2,457
 Total assets                  155,452      121,054      100,658        66,539      29,683
 Total debt                     45,760       27,757       21,292        12,071       7,680
 Stockholders' equity           47,751       43,406       42,288        25,854       4,582


(1) The Company changed its fiscal year-end to the Saturday closest to the last day of February. As a result, the Company's 1995 Fiscal year, which ended on March 2, 1996, is a 53-week year and includes three extra days compared to the prior year.
(2) The Company operated as an S Corporation from March 1, 1987 through June 28, 1994 and, as a result, its taxable income (loss) during that period was passed through to its stockholders for federal income tax purposes. Accordingly, the historical financial statements do not include a provision for federal and state income taxes for operations through June 28, 1994, except for certain state income taxes imposed at the corporate level. See Notes 2 and 3 to Notes to Consolidated Financial Statements.
(3) Pro forma net income (loss) gives effect to a provision for income taxes that would have been required had the Company been taxed as a C Corporation from March 1, 1993 through June 28, 1994. See Notes 2 and 3 to Notes to Consolidated Financial Statements.
(4) Adjusted to reflect a three-for-two split of the Class A and Class B Common Stock paid on September 1, 1995 and July
  17, 1996, respectively. See Note 5 to Notes to Consolidated Financial Statements.
(5) Calculated using net sales of comparable stores opened for at least a 13 month period.
(6) Reflects the purchase in January 1995 of 17 Post Tool retail stores.
(7)  Reflects the acquisition in January 1998 of 13 golf stores.

ITEM  7.     MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.

General

  Until recent years, the Company's net sales have been primarily attributable to its mail order catalog operations, especially sales of power and hand tools and accessories. Beginning with fiscal 1995, the Company derived a greater portion of its net sales from its retail store operations than its mail order catalog operations. During fiscal 1997, the Company continued the expansion of its retail store operations, opening 18 Woodworkers Warehouse and Post Tool, and 31 Golf Day retail stores, which includes the acquisition of 13 Nevada Bob's franchised stores in January, 1998 which were immediately converted to Golf Day retail stores. The Company expects that the expansion of its retail store operations will continue to generate an increasing percentage of the Company's future growth. As of February 28, 1998, the Company operated 133 Woodworkers Warehouse and Post Tool retail stores and 71 Golf Day retail stores.

  The following table presents net sales and overall gross margin data of the Company for the periods indicated:

                            Fiscal Years Ended

                February 28,      March 1,          March 2,
                    1998            1997              1996
                   (In thousands, except percentage data)
Net Sales:
Retail-
 Tools           $133,000         $115,183          $87,192
 Golf              38,612           25,158           11,323
Catalog-
 Trend-Lines       34,451           43,283           51,831
 Golf Day          25,080           24,958           24,449
Total            $231,143         $208,582         $174,795
Gross Margin        32.0%            32.9%            32.8%

   On an overall basis, the Company's catalog sales yield higher gross profit margins than retail store sales as a result of differences in product mix and greater promotional pricing in retail sales. Therefore, the Company anticipates that its total gross profit as a percentage of net sales will decrease as retail store sales become a greater percentage of the Company's total sales. During fiscal 1997, the Company experienced a decrease in its gross profit as a percentage of net sales as compared to fiscal 1996, primarily due its changing sales mix. The catalog business has both substantially higher gross margins and expenses than does a retail store. Therefore, as the contribution from retail stores becomes a larger proportion of total sales, gross margins and selling, general and administrative expenses will have a natural downward bias. With respect to both catalog and retail store operations, sales of golf products have yielded higher gross profit percentages than sales of tools.


      In February, 1998 the Company implemented a warehouse management system in order to more efficiently and accurately process inventory through its distribution center. As a result of conversion to the new system, the orderly flow of merchandise to the Company's retail and catalog customers was interrupted. While this problem may have an impact on the Company's first quarter 1998 results, the Company is of the current view that future operations will not be adversely affected by issues related to its warehouse management system.

Results of Operations

   The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                    Fiscal Years Ended

                            February 28,  March 1,    March 2,
                                1998        1997        1996

Net sales                     100.0%       100.0%      100.0%
Cost of sales                  68.0         67.1        67.2
Gross profit                   32.0         32.9        32.8
Selling, general and
  Administrative expenses      27.5         29.2        34.2
Restructuring charge             --           --          .8
Income (loss) from operations   4.6          3.7        (2.2)
Interest expense, net           1.4          1.1         1.0
Income (loss) before
  income taxes                  3.2%         2.6%       (3.2)%


 Fiscal 1997 versus fiscal 1996

      Net sales for fiscal 1997 increased by $22.5 million, or 10.8%, from $208.6 million in fiscal 1996 to $231.1 million in fiscal 1997 as a result of a $31.3 million, or 22.3%, increase in net store sales, and a $8.7 million, or 12.8%, decrease in net catalog sales. The increase in net store sales was primarily due to the net addition of 45 new stores as well as the impact of a full year of operations for 26 stores opened in the previous fiscal year. In addition, comparable store sales increased by 9.8%. The Company believes that the increase in comparable net store sales was a result of its continued promotional pricing strategy as well as closing 8 stores in fiscal 1996 and 6 stores in fiscal 1997. The decrease in net catalog sales was attributable to a 20.3% decrease in sales from the Company's Trend-Lines catalog as compared to fiscal 1996. Sales from the Company's Golf Day catalog increased 0.5% as compared to fiscal 1996. During fiscal 1997, Golf Day catalog sales benefited from the promotion of close-out merchandise from major golf manufacturers, which offset the impact of new store openings. The opening or acquisition of retail stores in areas previously only serviced by its catalogs has resulted in a decrease in the Company's catalog sales in those areas.

      Gross  profit  for fiscal 1997 increased 7.7%,  from  $68.7 million in fiscal 1996 to $74.0 million in fiscal 1997. As a percentage of net sales, gross profit decreased to 32.0% in fiscal 1997, compared to 32.9% in fiscal 1996. The decrease in gross profit as a percentage of net sales was primarily due to the Company's changing sales mix. The catalog business has both substantially higher gross margins and expenses than does a retail store. Therefore, as the contribution from retail stores becomes a larger proportion of total sales, gross margins and selling, general and administrative expenses will have a natural downward bias.

     Selling, general and administrative expenses for fiscal 1997 increased 4.0%, from $61.0 million in fiscal 1996 to $63.5 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 27.5% in fiscal 1997 from 29.3% in fiscal 1996. The increases in selling, general and administrative expenses were primarily related to the Company's retail expansion. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased operational efficiencies associated with the Company's expansion and the lower cost of operating retail stores as compared to catalog operations.

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

     Approximately $.3 million and $1.1 million was charged against the restructuring reserve in fiscal 1997 and 1996, respectively, and as of February 28, 1998 the restructuring was complete.

      Interest expense, net of interest income for fiscal 1997, increased from $2.4 million in fiscal 1996 to $3.2 million in fiscal 1997. The increase in interest expense is attributable to an increase in the Company's bank debt, including borrowings for the acquisition of Golf Acquisition Limited Partnership.

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

     As of March 1, 1997, approximately $0.7 million was charged against the restructuring reserve for store closing related activities. In addition, approximately $0.4 million associated with the consolidation of the Company's distribution centers was also charged against the restructuring reserve in fiscal year 1996. As of March 1, 1997 and March 2, 1996, approximately $0.3 million and $1.4 million of restructuring costs are included in accrued expenses in the accompanying consolidated balance sheets. There were no non-cash adjustments to the accrual during fiscal year ended March 1, 1997.

      Interest expense, net of interest income for fiscal 1996, increased from $1.7 million in fiscal 1995 to $2.4 million in fiscal 1996. The increase in interest expense is attributable to an increase in the Company's bank debt.

Liquidity and Capital Resources

      During fiscal 1997, the Company's working capital decreased by $8.3 million, from $30.1 million as of March 1, 1997 to $21.8 million as of February 28, 1998. The decrease in working capital resulted primarily from a $18.6 million increase in the Company's bank credit facility, as well as an increase of $6.6 million in accounts payable and accrued expenses. These increases in liabilities were partially offset by a $14.2 million increase in inventories, principally to support its expanding retail
operations,   and  a  $6.4  million  increase  in  net   accounts
receivable.

      During fiscal 1997, net cash used in operating activities was approximately $7.0 million. The primary use of the cash was the $20.6 million increase in inventories and accounts receivable, which was offset by the $6.6 million increase in accounts payable and accrued expenses.

      During fiscal 1997, net cash used in investing activities was approximately $11.2 million, of which $7.3 million was for the purchase of property and equipment required for the Company's retail expansion and $4.1 million for the acquisition of the 13 Nevada Bob's franchised stores in January, 1998.

       During   fiscal  1997,  net  cash  provided  by  financing
activities was approximately $17.9 million, primarily attributable to a $18.6 million increase in borrowings on the Company's bank credit facility, which was partially offset by a $0.6 million decrease in net payments on capital lease obligations and a $0.3 million repurchase of the Company's Class A common stock.

     On August 15, 1996, the Company authorized the repurchase of up to 500,000 shares of its Class A Common Stock. As of February
28, 1998, 500,000 shares have been repurchased at a cost of approximately $2.5 million.

     The  Company  has  used its revolving, secured  bank  credit facility over the last several years primarily to finance its operations and retail expansion. The maximum amount available under the credit facility is $80 million, as amended during fiscal 1997 and which expires on December 31, 2000, of which $43.8 million (including letters of credit totaling approximately
$0.6  million)  was  outstanding as of February  28,  1998.   The
Company is permitted to borrow against its bank credit facility based on a borrowing formula related to inventory levels. Under the terms of the agreement, the facility contains financial covenants and bears interest at the bank's reference rate plus
 .75%  (9.0% at February 28, 1998) or LIBOR plus 2.25%  (7.63%  at
February 28, 1998). If for any 12 month rolling period the fixed charges ratio exceeds certain levels, as defined, the bank's interest rate on the facility is decreased by .25% for the period immediately following such rolling period. At February 28, 1998 the Company exceeded the fixed charges ratio and realized the interest savings under the bank credit agreement. In addition, the agreement provides that the Company will pay a commitment fee of .375% per year of the average unused committed amount.

     The Company anticipates that in fiscal 1998 it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company estimates that the cost of opening a new store (exclusive of distribution center inventory) averages approximately $350,000, including $290,000 of inventory, in the case of a tool store, and approximately $425,000, including $300,000 of inventory, in the case of a golf store. In each case, a portion of the inventory investment is financed with trade credit. For fiscal 1998, the Company currently plans to open between 45 to 55 stores.

      Like many other companies, the Year 2000 computer issue creates risk for the Company. If internal systems do not correctly recognize date information when the year changes to 2000, it could have an adverse impact on the Company's operations. The Company is currently updating its software to accommodate programming logic that properly interprets Year 2000 dates. Except for merchandising and call center applications, all software is under maintenance agreements by software companies that provide updated, Year 2000 compliant software. The Company is in the process of replacing its call center and merchandising software with new, industry-leading Year 2000 compliant applications to be supplied by outside vendors at a cost estimated at approximately $2.0 million.

   Based on the Company's work-to-date and assuming that the Company's call center and merchandising software replacement projects can be implemented as planned, the Company believes that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995

     Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) increased competition, a change in the retail business in the tool and/or golf sectors or a change in the Company's merchandise mix; (iii) a change in the Company's advertising, pricing policies or its net product costs after all discounts and incentives; (iv) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory as well as year end inventory and adjustments; (v) the timing and effectiveness of programs dealing with the Year 2000 issue and the Company's warehouse management system; and (vi) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended February 28, 1998.

                            PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
FORM 8-K

(A) (1)  CONSOLIDATED FINANCIAL STATEMENTS                           Page

   Report of Independent Public Accountants                           F-2
   Consolidated Balance Sheets as of February 28, 1998 and March
     1, 1997                                                          F-3
   Consolidated Statements of Operations for the Fiscal Years
     ended February 28, 1998, March 1, 1997 and March 2, 1996         F-4
   Consolidated Statements of Stockholders' Equity for the Fiscal
     Years ended February 28, 1998, March 1, 1997 and March 2, 1996 F-5 Consolidated Statements of Cash Flows for the Fiscal Years
     ended February 28, 1998, March 1, 1997 and March 2, 1996         F-6
   Notes to Consolidated Financial Statements                         F-7

(A) (2)   FINANCIAL STATEMENT SCHEDULES

   Schedule II -- Valuation and Qualifying Accounts                   S-1

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

   Exhibit
   Number                                                           Reference
    3.01     Revised Articles of Organization, as amended.            A

    3.02     Restated By-Laws.                                        A

    4.01     Specimen Certificate of Class A Common Stock.            A

    4.02     Description of Capital Stock (contained in the Form      A
             of the Registrant's Restated Articles of Organization referenced above).

 * 10.01     1993 Amended and Restated Stock Option Plan.             A

 * 10.02     1994 Non-Qualified Stock Option Plan For Non-            A
             Employee Directors.

 * 10.03     Form of Indemnification Agreement for directors          A
             and officers of Registrant.

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

   10.11     Three Promissory Notes, dated July 1, 1989, payable      A
             by the Registrant to Stanley D. Black, and related
             Security Agreement.

   10.12     Warehouse lease dated July 11, 1994 between Syroco,      B
             Inc. and the Registrant.

   10.13     Loan and Security Agreement dated July 3, 1996           C

   10.14     Purchase and Sale Agreement dated as of December         D
             19, 1994 between Post Tool, Inc. and the Registrant.

   10.15     Asset Purchase Agreement dated as of December, 31,       Filed
             1997 between Golf Acquisition Limited Partnership        herewith
             and the Registrant.

   21.01     Subsidiaries of the Registrant.                          E

   23.01     Consent of Arthur Andersen LLP.                          Filed
                                                                      herewith

   27.01     Financial Data Schedule                                  Filed
                                                                      herewith
____________________

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

(B)    REPORTS ON FORM 8-K
       A report on Form 8-K dated January 19, 1998 reporting that the Company had issued a press release announcing that it had entered into a definitive agreement to acquire 13 Nevada Bob's franchised stores located in the New England area from a private investment partnership.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TREND-LINES, INC.


Date:  May 20, 1998         By:   /s/ Stanley D. Black
                                -----------------------------------------
                                Stanley D. Black, Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       SIGNATURE                       TITLE                           DATE


   /s/  STANLEY D. BLACK      Director and Chief                    May 20, 1998
  --------------------------    Executive Officer
        Stanley D. Black

  /s/  KARL P. SNIADY         Director and Executive Vice           May 20, 1998
  --------------------------    President, Finance and
       Karl P. Sniady           Administration (Principal
                                Financial and Accounting Officer)

  /s/ RONALD L. FRANKLIN      Director                              May 20, 1998
  --------------------------
      Ronald L. Franklin

  /s/ RICHARD GRINER          President, Chief Operating Officer    May 20, 1998
  --------------------------    and Director
      Richard Griner

  /s/ RICHARD A. MANDELL      Director                              May 20, 1998
  --------------------------
      Richard A. Mandell

  /s/ IRWIN WINTER            Director                              May 20, 1998
  --------------------------
      Irwin Winter

                 TREND-LINES, INC. AND SUBSIDIARY

            Index to Consolidated Financial Statements



                                                                          Page

     Report of Independent Public Accountants                              F-2

     Consolidated Balance Sheets as of February 28, 1998 and
       March 1,  1997                                                      F-3

     Consolidated Statements of Operations for the Fiscal Years
       Ended February 28, 1998, March 1, 1997 and March 2, 1996            F-4

     Consolidated Statements of Stockholders' Equity for the
       Fiscal Years Ended February 28, 1998, March 1, 1997
       and March 2, 1996                                                   F-5

     Consolidated Statements of Cash Flows for the Fiscal Years
       Ended February 28, 1998, March 1, 1997 and March 2, 1996            F-6

     Notes to Consolidated Financial Statements                            F-7

             Report of Independent Public Accountants



To Trend-Lines, Inc.:

We have audited the accompanying consolidated balance sheets of Trend-Lines, Inc. (a Massachusetts corporation) and subsidiary as of February 28, 1998 and March 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 28, 1998, March 1, 1997 and March 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend-Lines, Inc. and subsidiary as of February 28, 1998 and March 1, 1997, and the results of their operations and their cash flows for the years ended February 28, 1998, March 1, 1997 and March 2, 1996, in conformity with generally accepted accounting principles.

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



                                            ARTHUR ANDERSEN LLP



Boston, Massachusetts
April 16, 1998

                 TREND-LINES, INC. AND SUBSIDIARY

                    Consolidated Balance Sheets

               (In Thousands, except share amounts)
                               Assets
                                               February 28,      March 1,
                                                   1998            1997
Current Assets:
  Cash and cash equivalents                      $    669       $  1,006
  Accounts receivable, net                         18,546         12,155
  Inventories                                     102,172         85,909
  Prepaid expenses and other current assets         6,906          6,462

    Total current assets                          128,293        105,532

Property and Equipment, net                        19,387         14,753

Intangible Assets, net                              6,973              -

Other Assets                                          799            769

                                                 $155,452       $121,054

                 Liabilities and Stockholders' Equity

Current Liabilities:
  Bank credit facility                           $ 43,801       $ 25,196
  Current portion of capital lease obligations        777            686
  Accounts payable                                 53,830         43,900
  Accrued expenses                                  8,111          5,690

    Total current liabilities                     106,519         75,472

Capital Lease Obligations, net of current portion   1,182          1,875

Deferred Income Tax Liabilities                         -            301

Commitments and Contingencies (Note 11)

Stockholders' Equity:
  Common stock, $.01 par value-
    Class A-
      Authorized-20,000,000 shares
      Issued-6,385,178 and 6,302,534 shares at
        February 28, 1998 and March 1, 1997,
        respectively                                   64             63
    Class B-
      Authorized-5,000,000 shares
      Issued and outstanding-4,738,066 and
        4,750,026 shares at February 28, 1998
        and March 1, 1997, respectively                47             47
  Additional paid-in capital                       41,524         41,318
  Retained earnings                                 8,576          4,128
  Less-500,000 and 440,000 Class A shares
    held in treasury at February 28, 1998
    and March 1, 1997, respectively, at cost       (2,460)        (2,150)

      Total stockholders' equity                   47,751         43,406

                                                 $155,452       $121,054

 The accompanying notes are an integral part of these consolidated financial statements

                 TREND-LINES, INC. AND SUBSIDIARY

               Consolidated Statements of Operations

        (In Thousands, except share and per share amounts)




                                             Fiscal Years Ended
                                   February 28,    March 1,     March 2,
                                       1998          1997         1996

Net Sales                          $  231,143    $  208,582   $  174,795

Cost of Sales                         157,129       139,871      117,447

    Gross profit                       74,014        68,711       57,348

Selling, General and Administrative
  Expenses                             63,483        61,045       59,845

Restructuring Charge                        -             -        1,397

    Income (loss) from operations      10,531         7,666       (3,894)

Interest Expense, net                   3,239         2,355        1,654

    Income (loss) before provision
      (benefit) for income taxes        7,292         5,311       (5,548)

Provision (Benefit) for Income Taxes    2,844         2,061       (2,229)

    Net income (loss)               $   4,448     $   3,250    $  (3,319)


Basic Net Income (Loss) per Share      $ .42         $ .30       $ (.33)

Diluted Net Income (Loss) per Share    $ .40         $ .29       $ (.33)

Basic Weighted Average Shares
  Outstanding (Note 2)             10,588,021    10,973,416   10,163,454

Diluted Weighted Average Shares
  Outstanding (Note 2)             11,122,417    11,255,362   10,163,454

 The accompanying notes are an integral part of these consolidated financial statements.

                 TREND-LINES, INC. AND SUBSIDIARY

          Consolidated Statements of Stockholders' Equity

               (In Thousands, except share amounts)


                            Class A                 Class B
                          Common Stock            Common Stock     Additional              Treasury Stock         Total
                      Number       $.01       Number       $.01      Paid-in   Retained   Number              Stockholders'
                     of Shares   Par Value   of Shares   Par Value   Capital   Earnings  of Shares   Amount       Equity

Balance,             3,241,437     $ 32      6,270,911     $ 63      $21,562   $  4,197          -  $     -     $ 25,854
  February 28, 1995

  Conversion of      1,480,000       15     (1,480,000)     (15)           -          -          -        -            -
    Class B shares
    to Class A
    shares

  Proceeds from      1,500,000       15              -        -       19,581          -          -        -       19,596
    public offering,
    less offering
    expenses

  Proceeds from         31,528        -              -        -          157          -          -        -          157
    exercise of
    stock options,
    including related
    tax benefit

  Net loss                   -        -              -        -            -     (3,319)         -        -       (3,319)

Balance, March 2,    6,252,965     $ 62      4,790,911     $ 48      $41,300     $  878          -   $    -     $ 42,288
  1996

  Conversion of Class   40,885        1        (40,885)      (1)           -          -          -        -            -
    B shares to Class
    A shares

  Proceeds from          8,684        -              -        -           18          -          -        -           18
    exercise of stock
    options

  Treasury stock             -        -              -        -            -          -    440,000   (2,150)      (2,150)
    purchase

  Net income                 -        -              -        -            -      3,250          -        -        3,250

Balance, March 1,    6,302,534     $ 63      4,750,026     $ 47      $41,318     $4,128    440,000  $(2,150)    $ 43,406
  1997

  Conversion of Class   11,960        -        (11,960)       -            -          -          -        -            -
    B shares to Class
    A shares

  Proceeds from         70,684        1              -        -          206          -          -        -          207
    exercise of
    stock options

  Treasury stock                      -              -        -            -          -     60,000     (310)        (310)
    purchase

  Net income                 -        -              -        -            -      4,448          -        -        4,448

Balance, February    6,385,178     $ 64      4,738,066     $ 47      $41,524     $8,576    500,000  $(2,460)     $47,751
  28, 1998

 The accompanying notes are an integral part of these consolidated financial statements.

                 TREND-LINES, INC. AND SUBSIDIARY

               Consolidated Statements of Cash Flows
                          (In Thousands)
                                                   Fiscal Years Ended
                                           February 28,  March 1,  March 2,
                                               1998        1997      1996

Cash Flows from Operating Activities:
  Net income (loss)                           $  4,448   $  3,250   $(3,319)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities-
    Depreciation and amortization                2,836      1,832     1,556
    Deferred income taxes                         216         601      (574)
    Restructuring charge                            -           -     1,397
    (Gain) loss on sale of property and             -         (18)      549
      equipment
    Changes in current assets and
      liabilities, net of effects of
      acquisition-
      Accounts receivable                      (6,391)     (3,836)   (1,573)
      Refundable income taxes                       -       3,517    (4,401)
      Inventories                             (14,296)    (17,024)  (23,733)
      Prepaid expenses and other current         (405)       (386)     (333)
        assets
      Accounts payable                          5,695      13,424     4,822
      Accrued expenses                            904        (912)    2,245

        Net cash provided by (used in)         (6,993)        448   (23,364)
          operating activities

Cash Flows from Investing Activities:
  Purchases of property and equipment          (7,188)     (3,500)   (4,861)
  Proceeds from sale of property and               73          70         -
    equipment
  Acquisition, net of cash acquired            (4,064)          -         -
  (Increase) decrease in other assets               -        (459)      472

        Net cash used in investing            (11,179)     (3,889)   (4,389)
          activities

Cash Flows from Financing Activities:
  Proceeds from public offerings, net               -           -    19,596
  Proceeds from exercise of stock options         207          18       157
  Net borrowings under bank credit             18,605       6,713     8,110
    facilities
  Proceeds from sale leaseback arrangement          -           -     1,099
  Net payments on capital lease                  (667)       (570)   (1,134)
    obligations
  Purchases of treasury stock                    (310)     (2,150)        -

        Net cash provided by financing         17,835       4,011    27,828
          activities

Net Increase (Decrease) in Cash And Cash         (337)        570        75
  Equivalents

Cash and Cash Equivalents, beginning of         1,006         436       361
  year

Cash and Cash Equivalents, end of year       $    669    $  1,006   $   436

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid for-
    Interest                                  $  3,212   $  2,650   $ 1,676

    Income taxes                              $  2,418   $    176   $ 3,265

Supplemental Disclosure of Noncash
  Investing and Financing Activities:
  Equipment acquired under capital lease      $     65   $    322   $ 1,146
    obligations

  Summary of entity acquired -
    Fair value of assets acquired                9,273          -         -
    Liabilities assumed                          5,209          -         -
    Cash paid, net of cash acquired           $  4,064   $      -   $     -

 The accompanying notes are an integral part of these consolidated financial statements.

                 TREND-LINES, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements




(1) Operations

   Trend-Lines, Inc. (the Company) is a specialty retailer, primarily of woodworking tools and accessories sold through its nationally distributed Trend-Lines mail-order catalog and through Woodworkers Warehouse retail stores located in New England, New York, New Jersey, Pennsylvania and Delaware, as well as Post Tool stores located in California and Nevada. The Company is also a specialty retailer of golf equipment and supplies sold through its Golf Day retail stores located in New England, New York, New Jersey, Delaware, Pennsylvania and California and its nationally distributed mail-order catalog.

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

   (b) Fiscal Year

       On January 17, 1996, the Board of Directors approved a change in the Company's fiscal year-end from the last day in February to the Saturday closest to the last day of February. As a result, the Company's fiscal 1995 year ended on March 2, 1996, is a 53-week year and included three extra days compared to the prior year. Fiscal year 1996 refers to the year ended March 1, 1997 and fiscal year 1997 refers to the year ended February 28, 1998.


(2) Summary of Significant Accounting Policies (Continued)

   (c) Management Estimates  Used in the Preparation  of  Financial
       Statements

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

   (d) Cash and Cash Equivalents

       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   (e) Revenue Recognition

       Revenue from retail operations is recognized at the time of sale. Revenue from catalog sales is recognized upon shipment to the customer. The Company expenses warranty costs as incurred, as historically such costs have not been significant.

   (f) Inventories

       The Company values inventories, which consist of merchandise held for resale, at the lower of cost (first-in, first-out) or market.

   (g) Prepaid Catalog Expenses

       The Company capitalizes direct costs relating to the production and distribution of its mail-order catalogs. These costs are charged to operations in relation to the revenues that are derived from the mailings, which is generally one year or less from the date of mailing. Management's revenue estimates are used to determine the cost recovery period of the prepaid catalog expenses.

   (h) Store Preopening Costs

       The Company expenses, as incurred, all preopening costs related to each new retail store location.

   (i) Property and Equipment

       Property and equipment are stated at cost. Depreciation and amortization are computed under both the straight-line and accelerated methods in amounts that allocate the cost of all assets over their estimated useful lives. In fiscal 1995, the Company revised the estimated remaining lives of certain assets. The effect of this change in accounting estimate was a reduction of depreciation expense by approximately $0.4 million in fiscal 1995.


                                             Estimated
           Asset Classification             Useful Lives

       Equipment                              5-10 Years
       Equipment under capital leases      Life of lease
                                           or life of
                                           asset,
                                           whichever is
                                           shorter
       Furniture and fixtures                   10 Years
       Building                               39.5 Years
       Leasehold improvements              Initial lease
                                           term or life
                                           of asset,
                                           whichever is
                                           shorter


   (j) Customer Prepayments

       Advance payments received from customers are included in accrued expenses in the accompanying consolidated balance sheets and are recognized as revenue upon shipment.

   (k) Concentration of Credit Risk

       Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. The Company maintains an allowance for potential credit losses.

   (l) Fair Value of Financial Instruments

       The Company's financial instruments consist mainly of cash and cash equivalents and its bank credit facility. The carrying amounts of the Company's cash and cash equivalents approximate fair value. The bank credit facility bears interest at variable market rates; therefore, the carrying amount approximates fair value.

   (m) Credit Card Policy

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


   (n) Income Taxes

       Income taxes are provided using the liability method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

   (o) Earnings per Share

       In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earning Per Share, which changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the number of dilutive common stock equivalents such as stock options and warrants. The Company adopted SFAS 128 in the fourth quarter of fiscal 1997. All prior period per share amounts have been restated to comply with SFAS 128.

       Common stock equivalents have not been considered in the calculation of net loss per share for the year ended March 2, 1996, as their effect would be antidilutive. Outstanding shares have been adjusted to reflect a three-for-
       two   split   of  the  Class  A  common  stock  payable   on
       September 1, 1995 to stockholders of record on August 24, 1995 and a three-for-two split of the Class B common stock effected in the form of a stock dividend on July 17, 1996
       (see  Note  6).   The  stock splits have been  retroactively
       reflected   in   the  accompanying  consolidated   financial
       statements.

       Dilutive securities include outstanding options under the Company's stock option plan. Below is a summary of the shares used in calculating basic and dilutited earnings per share:


                                            February 28,  March 1,    March 2,
                                                1998        1997        1996

        Weighted average number of shares    10,588,021  10,973,416  10,163,454
          of common stock outstanding
        Dilutive stock options                  534,396     281,946           -

        Shares used in calculating           11,122,417  11,255,362  10,163,454
          diluted earnings per share

   (p) Impairment of Long-Lived Assets

       The Company accounts for long-lived assets in accordance with SFAS No, 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At February 28, 1998, no such impairment of assets was indicated.

       Goodwill represents the excess of the purchase price over the fair market value of identified net assets acquired. Goodwill is being amortized using the straight-line method over a period of 20 years, the estimated useful life. The Company recognized $59,000 of goodwill amortization during fiscal year 1997. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company estimates the related business segment's undiscounted operating income over the remaining life of the goodwill to measure whether goodwill is recoverable. As of February 28, 1998, there have been no write-downs of goodwill.

  (q) Reclassifications

       Certain amounts in the prior year's financial statements have been reclassified in order to conform with the current year's presentation.


(3) Acquisition

   Effective December 31, 1997, the Company acquired substantially all of the assets and liabilities of Golf Acquisition Limited Partnership (GALP). The Company accounted for the acquisition of GALP using the purchase method of accounting under Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations. The purchase price was approximately $3,908,000 in cash. The Company also incurred $156,000 in costs directly associated with the acquisition.
   These costs have been capitalized as part of the purchase price.

   The operating results of this business are included in the consolidated statement of operations from the date of acquisition. The acquisition was accounted for as a purchase and therefore the purchase price and the net liabilities assumed have been allocated to goodwill.

   The purchase price and net liabilities assumed (goodwill) was computed as follows:

         Purchase price (including
           expenses), net of cash acquired              $4,064,000

         Plus-fair market value
         assigned to net liabilities

               Inventory                                 1,973,000
               Other assets                                269,000
               Accounts payable                         (4,235,000)
               Accrued liabilities                        (974,000)

                                                        (2,967,000)

               Goodwill                                 $7,031,000

   The following unaudited pro forma information (rounded to thousands except share and per share amounts) shows the results of the Company's operations for the year ended February 28, 1998, as if the acquisition had occurred on March 2, 1997.

         Revenues                                         $250,888
         Income from operations                             10,948
         Net income                                          4,551
         Pro forma basic net income per share           $     0.43
         Pro forma diluted net income per share         $     0.41
         Basic weighted average shares outstanding      10,588,021
         Diluted weighted average share outstanding     11,122,417

   The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of March 2, 1997 or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all costs savings or incremental costs that may occur as a result of the integration and consolidation of the companies.

(4) Income Taxes

   The components of the provision (benefit) for income taxes shown in the consolidated statements of operations are as follows (in thousands):

                          Fiscal Years Ended
                  February 28,    March 1,    March 2,
                     1998           1997        1996
   Current-
   Federal         $ 2,454       $ 1,186     $ (1,655)
   State               174           274            -

                     2,628         1,460       (1,655)

   Deferred-
   Federal            (123)          587          (20)
   State               339            14         (554)

                       216           601         (574)

                   $ 2,844       $ 2,061     $ (2,229)


   The reconciliation of the federal statutory rate to the benefit (provision) for income taxes is as follows:

                                            Fiscal Years Ended
                                    February 28,  March 1,    March 2,
                                        1998        1997        1996

 Income tax provision (benefit) at     34.0%       34.0%      (34.0)%
   federal statutory rate
 State taxes, net of federal benefit    5.0         4.8        (6.2)

                                       39.0%       38.8%      (40.2) %

   The components of the net deferred income taxes recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows (in thousands):

                               February 28,    March 1,
                                   1998          1997

   Inventories                     $842         $ 691
   Prepaid catalog                 (565)         (508)
   Restructuring reserve              -           115
   State operating loss               -           376
     carryforward
   Other nondeductible reserves     473           529
     and accruals
   Depreciation and                (238)         (474)
     amortization

                                   $512         $ 729


 (5)  Bank Credit Facility

    During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank that, as amended during fiscal 1997, expires on December 31, 2000. The facility bears interest at the bank's reference rate plus .75% (9.0% at February 28, 1998) or LIBOR plus 2.25% (7.63% at February 28, 1998). If for any 12 month rolling period the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the facility is decreased by .25% for the period immediately following such rolling period. Since March 1, 1997, the Company has exceeded the fixed charges ratio. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The Company's revolving credit facility allows for borrowings up to $80 million based on a borrowing formula related to inventory levels, as defined (borrowings include 50% of the amounts reserved for outstanding letters of credit).

    At February 28, 1998, the Company had approximately $43.8 million of borrowings outstanding and approximately $0.6 million of letters of credit outstanding. The Company had approximately $9.3 million in available borrowings under this facility at February 28, 1998. The maximum and average outstanding loan balances during fiscal 1997 under this facility were $47.5 million and $36.9 million, respectively. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain restrictive covenants, including, but not limited to, maintenance of certain levels of tangible net worth, maintaining stipulated interest coverage ratios and limitations on capital expenditures. The Company was in compliance with all bank covenants at February 28, 1998.

(6) Stockholders' Equity

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

       A stock split for the Company's Class B common stock was not effected at the same time as the Class A because the number of authorized shares would have been exceeded. As a result, Class B common stockholders had a conversion feature of 1.5-to-1 of Class A common stock. At its annual meeting on July 17, 1996, the stockholders authorized a three-for-two stock split of the Class B common stock effected in the form of a stock dividend. No additional shares were required to be authorized due to the fact that enough Class B common shares had already been converted to Class A common shares; therefore, the Class B common shares on a post-split basis did not exceed the authorized limit. Each share of the Class B common stock is convertible into one share of Class A common stock. The stock split has been retroactively reflected in the accompanying consolidated statements and notes for all periods presented.

   (b) Common Stock

       The rights and privileges of the common stockholders are as follows:

        Voting Rights

        Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to 10 votes per share. Holders of both classes are entitled to vote together as one class on all matters, with certain exceptions, including the election of directors.

        Dividends

        Holders of Class A common stock and Class B common stock taken together as a single class are entitled to receive such dividends as may be declared by the Board of Directors.

   (c) Preferred Stock

       On May 9, 1994, the Board of Directors and stockholders voted to authorize 1,000,000 shares of preferred stock, $.01 par value. The Board of Directors has the right to establish any right and preferences of any series of preferred stock it so designates. At February 28, 1998 and March 1, 1997, there were no issued or outstanding shares of preferred stock and the Board of Directors had not established any rights or preferences.

   (d) Stock Option Plans

       On September 30, 1993, the Board of Directors and stockholders approved the 1993 Employee Stock Option Plan (the Option Plan), which provides for the grant of options to purchase shares of Class A common stock to employees of the Company. An employee's right to exercise such options is subject to vesting, generally over four to seven years or in such percentages as defined by the Board of Directors, and terminates 10 years from the date of grant. A total of 1,525,000 shares of Class A common stock have been reserved for options to be granted under the Option Plan.

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

       Activity  under  the  Option  Plan  and  Director  Plan   is
       summarized as follows:


                                       Option Plan                   Director Plan
                                   Number    Exercise Price      Number  Exercise Price
                                 Of Shares      per Share      Of Shares    per Share

Outstanding, February 28, 1995    898,403      $1.84- 8.50       27,000     $   8.67
  Granted                         213,443       8.92- 9.58       13,500        10.00
  Terminated                      (85,159)      1.84- 8.50            -           -
  Exercised                       (31,540)      1.84- 8.50            -           -

Outstanding, March 2, 1996        995,147       1.84- 9.58       40,500       8.67-10.00
  Granted                         730,975       4.25- 4.88       40,000       4.00- 4.88
  Terminated                     (582,980)      1.84- 9.58      (40,500)      8.67-10.00
  Exercised                        (8,684)      1.84- 4.38            -           -

Outstanding, March 1, 1997      1,134,458       1.84- 4.88       40,000       4.00- 4.88
  Granted                         158,530       5.75- 7.06        3,000       7.00- 7.06
  Terminated                     (107,940)      1.84- 9.58            -           -
  Exercised                       (70,680)      1.84- 4.38            -           -

Outstanding, February 28, 1998  1,114,388      $1.84-$7.06       43,000      $4.00-$4.88

Exercisable, February 28, 1998    399,380      $1.84-$4.38            -      $    -

   Set  forth below is a summary of options outstanding at February
   28, 1998:

                      (Outstanding)                       (Exercisable)
                                              Remaining
      Range of               Weighted Average  Contract         Weighted Average
   Exercise Prices  Options   Exercise Price     Life   Options  Exercise Price

       $1.84        354,814       $1.84          5.59   202,528      $1.84
    4.00 - 4.88     656,824        4.36          6.92   196,852       4.34
    5.75 - 7.06     145,750        6.69          9.30      -           -

       The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted as of February 28, 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

       The assumptions used and the weighted average information for the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996 are as follows:

                                                Fiscal Years Ended
                                      February 28,    March 1,     March 2,
                                          1998          1997         1996

       Risk-free interest rates       6.25%-6.55%   5.65%-6.70%   5.65%-6.70%
       Expected dividend yield             -             -             -
       Expected lives                5 - 7.5 years   7.5 years     7.5 years
       Expected volatility                85%           85%           85%
       Weighted average grant-date       $4.74         $2.32         $7.07
         fair value of options
         granted during the period
       Weighted average exercise         $3.88         $3.46         $5.76
         price of Options outstanding
       Weighted average remaining      6.81 years    7.41 years    7.92 years
         contractual life of options
         outstanding
       Weighted average exercise         $3.07         $2.98         $4.80
         price of 399,380, 313,388
         and 187,024 options
         exercisable at February 28,
         1998, March 1, 1997 and
         March 2, 1996, respectively

       The effect of applying SFAS No. 123 would be as follows:

                                                 Fiscal Years Ended
                                      February 28,    March 1,     March 2,
                                          1998          1997         1996

        Pro forma net income (loss)      $4,011        $2,294      $(3,518)
        Pro forma basic net income        $ .38         $ .21       $ (.35)
          (loss) per share
        Pro forma diluted net income      $ .36         $ .20       $ (.35)
          (loss) per share

       Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to February 28, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

    (e) Treasury Stock

        On August 15, 1996, the Company's Board of Directors approved a stock repurchase plan, whereby the Company may purchase up to 500,000 shares of common stock at fair market value to be used for future stock option programs, investment and/or other corporate purposes. As of February 28, 1998, the Company had purchased 500,000 shares of Class A common stock for approximately $2.5 million, of which 135,000 shares were purchased at fair market value in 1997 from a member of the Board of Directors at a cost of approximately $0.7 million.

   (f) 1997 Employee Stock Purchase Plan

        In October 1997, the Company's Board of Directors approved the 1997 Employee Stock Purchase Plan (the Purchase Plan) whereby, the Company has reserved and may issue up to an aggregate of 250,000 shares of its Class A common stock for issuance in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at the closing price of the common stock on the day immediately preceding the purchase date or the nearest prior business day on which trading occurred. There were 2,200 shares purchases under the Purchase Plan during fiscal 1997.


(7) Accounts Receivable

   Accounts receivable consist of the following (in thousands):

                                  February 28,    March 1,
                                      1998          1997

   Vendor receivables                $11,806      $ 8,459
   Trade receivables                   1,529        1,305
   Credit card receivables             2,673        1,778
   Other                               2,756          798
   Allowance for doubtful accounts      (218)        (185)

                                     $18,546      $12,155

(8) Prepaid Expenses and Other Current Assets

   Prepaid expenses and other current assets consist of the following (in thousands):

                               February 28,   March 1,
                                   1998         1997

   Prepaid catalog                 $2,535     $ 2,905
   Other                            4,371       3,557

                                   $6,906     $ 6,462

(9) Property and Equipment

   Property and equipment consist of the following (in thousands):

                                      February 28,   March 1,
                                         1998          1997

   Land                                 $ 186         $ 186
   Building                               672           677
   Furniture and fixtures               9,369         7,174
   Equipment                            7,747         5,082
   Equipment under capital leases       3,569         3,470
   Leasehold improvements               6,245         3,818
                                       27,788        20,407
   Less-Accumulated depreciation and    8,401         5,654
     amortization

                                      $19,387       $14,753

   At February 28, 1998 and March 1, 1997, the accumulated depreciation associated with equipment under capital leases was approximately $0.6 million and $0.9 million, respectively.

(10)  Transactions with Related Parties and Stockholders

   The Company has a lease arrangement with Mystic United Realty Trust (Mystic), for warehouse and office space at its Chelsea, Massachusetts, facility (the Chelsea facility) under a noncancelable lease through 2005. The chief executive officer/principal stockholder of the Company is a trustee and beneficiary of Mystic. Under the lease, the Company must pay to Mystic, in the form of additional rent, all insurance, real estate taxes, maintenance and operating costs related to the leased premises, which approximate $0.4 million annually (see Notes 11 and 14).

(11)  Commitments and Contingencies

   (a) Capital Leases

       The Company leases computers and other equipment under several lease agreements that qualify for capitalized treatment under SFAS No. 13, Accounting for Leases. These agreements require monthly payments including interest at rates ranging from 5.7% to 10.8%, and expire at various dates through January 2002.

       Future   minimum   lease  payments   under   capital   lease
       obligations  at  February  28,  1998  are  as  follows   (in
       thousands):

       Fiscal Year                             Amount

          1998                                  $ 940
          1999                                    886
          2000                                    313
          2001                                     78
            Total minimum lease payments        2,217

       Less-Amounts representing interest         258

            Obligations under capital leases    1,959

       Less-Current portion of capital            777
         lease obligations                     $1,182

    (b)  Operating Leases

       The Company leases retail stores, warehouse and office space, and certain machinery and equipment under lease agreements expiring through June 2005, including related party lease agreements (Note 10). Approximate future minimum lease payments under operating leases as of February 28, 1998 are as follows (in thousands):

                               Fiscal Year      Total

                                  1998         $13,773
                                  1999          13,001
                                  2000          10,689
                                  2001           8,683
                                  2002           6,555
                                  Thereafter    14,723
                                               $67,424

       Rent and related expenses charged to operations during each of the years ended February 28, 1998, March 1, 1997 and March 2, 1996 were approximately $12.5, $10.3 and $8.9 million, respectively.

   (c) Litigation

       In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(12)  Profit Sharing Plan

   The Company maintains a profit sharing plan (the Plan) that provides for tax deferred employee benefits under
   Section 401(k) of the Internal Revenue Code. The Plan allows employees to make contributions, a portion of which will be matched by the Company, up to the lesser of 3% of an employee's salary or the minimum amount allowed by law, as defined. The Company may elect to make an additional discretionary contribution in any Plan year. There were no discretionary Company contributions made during the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996. The Company contributions vest at a rate of 20% per year, beginning after one year of employment. The Company has made matching contributions to the Plan of approximately $0.2 million each of the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996. The Company pays the administrative costs of the Plan.

(13)  Significant Vendor

   Purchases from the Company's largest single supplier were 9.0%, 10.4% and 12.2% of total purchases for the years ended February 28, 1998, March 1, 1997 and March 2, 1996, respectively.

(14)  Restructuring Charge

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

        Closing of retail stores and related cost of
          severance and benefits of terminated employees $ 954 Expenses associated with consolidation of
          distribution centers                                 443
                                                            $1,397


   In fiscal 1996 and 1997, $1.1 million and $.3 million, respectively, was charged against the reserve. As of February
   28, 1998 the restructuring was complete.

(15)  Selected Information by Business Segments

   The Company sells its products through retail stores and its nationally distributed mail-order catalogs. Retail store operations consist of Woodworkers Warehouse, Post Tool and Golf Day retail stores.

   Catalog operations consist of the Trend-Lines and Golf Day catalogs. Selected information for each of the Company's major business segments is as follows for each of the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996 (in thousands):

                                        Fiscal Years Ended
                                February 28,    March 1,      March 2,
                                    1998          1997          1996
   Net sales-
     Retail                      $ 171,612     $ 140,342     $  98,515
     Catalog                        59,531        68,240        76,280

                                  $231,143     $ 208,582     $ 174,795
   Income (loss) from operations-
     Retail                       $ 11,411     $   7,591     $     321
     Catalog                         8,647         8,126         8,220
     General corporate expenses     (9,527)       (8,051)      (12,435)

                                  $ 10,531     $   7,666     $  (3,894)
   Identifiable assets-
     Retail                       $134,791     $  96,151     $  76,374
     Catalog                        19,691        23,897        23,848
     General corporate assets          970         1,006           436

                                  $155,452     $ 121,054     $ 100,658
   Depreciation and amortization-
     Retail                       $  1,600     $     971     $     419
     Catalog                         1,236           861         1,137

                                  $  2,836     $   1,832     $   1,556
   Capital expenditures-
     Retail                       $  4,005     $   2,335     $   4,325
     Catalog                         3,248         1,487         1,682

                                  $  7,253     $   3,822     $   6,007

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

(16)  Quarterly Results of Operations (Unaudited)

   The following summarized unaudited results of operations for fiscal 1997 and 1996 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of results for the interim periods shown below. (In thousands, except per share amounts):

                                 First     Second     Third       Fourth
                                Quarter    Quarter    Quarter     Quarter
  Fiscal 1997-
    Net sales                  $ 57,089   $ 50,819   $ 52,357   $ 70,878
    Gross profit                 18,932     16,413     16,216     22,453
    Net income                      413        423        855      2,757
    Basic net income per          $ .04      $ .04      $ .08      $ .26
     share
    Diluted net income per        $ .04      $ .04      $ .08      $ .24
     share
    Basic weighted average
     common shares outstanding   10,586     10,568     10,589     10,609
    Diluted weighted average
     common shares outstanding   11,038     11,120     11,175     11,130

  Fiscal 1996-
    Net sales                   $49,311    $46,827   $ 49,100    $63,344
    Gross profit                 16,416     15,223     16,017     21,055
    Net income                      184        225        640      2,201
    Basic net income per share    $ .02      $ .02      $ .06      $ .20
    Diluted net income per        $ .02      $ .02      $ .06      $ .20
     share
    Basic weighted average
     common shares outstanding   11,048     11,044     11,014     10,788
    Diluted weighted average
     common shares outstanding   11,297     11,298     11,305     11,170

                                                                    Schedule II



                 TREND-LINES, INC. AND SUBSIDIARY

                 Valuation and Qualifying Accounts

                          (In Thousands)


                           Balance,   Charged to             Balance,
                          Beginning   Costs and               End of
                          of Period    Expenses  Deductions   Period

Allowance for Doubtful
  Accounts:

    March 2, 1996            $  93        $  -      $   -       $ 93

    March 1, 1997            $  93        $ 92      $   -       $185

    February 28, 1998        $ 185        $ 89      $  56       $218