Form 10-Q
period 1998-05-30
TREND LINES INC
filed 1998-07-13
CIK 922978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 30, 1998 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          ------------------  TO  -----------------
                                    0-24390
Commission file number  . . . . . . . . . . . . . . . . .

                               TREND - LINES, INC.
            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
             (Exact name of registrant as specified in its charter)


             Massachusetts                                       04-2722797
    . . . . . . . . . . . . . . . .                      . . . . . . . . . . . .
   (State or  other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)



135 American Legion Highway, Revere, Massachusetts                  02151
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS                               NUMBER OF SHARES OUTSTANDING JULY  7, 1998
  -----                               ------------------------------------------

Class A Common Stock, $.01 par value                                   5,923,341

Class B Common Stock, $.01 par value                                   4,726,794

                        TREND-LINES, INC. AND SUBSIDIARY

                                      INDEX



                                                                            Page
                                                                            ----

Part I - Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           May 30, 1998 (Unaudited) and March 1, 1998                          3

           Condensed Consolidated Statements of Operations
           Three Months Ended May 30, 1998 and
           May 31, 1997 (Unaudited)                                            4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended May 30, 1998 and May 31,1997 (Unaudited)         5

           Notes to Condensed Consolidated Financial Statements              6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                        8-10

Part II - Other Information

Item 1.    Legal Proceedings                                                  11

Item 2.    Changes in Securities                                              11

Item 3.    Defaults Upon Senior Securities                                    11

Item 4.    Submission of Matters to a Vote of Security Holders                11

Item 5.    Other Information                                                  11

Item 6.    Exhibits and Reports on Form 8-K                                   11


Signatures                                                                    12

PART I - FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS

                        TREND-LINES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                             (Unaudited)
                                                                               May 30,      March 1,
                                                                                 1998         1998
                                                                            -------------  ----------
CURRENT ASSETS:
     Cash and cash equivalents                                                $     658    $     669
     Accounts receivable, net                                                    17,379       18,546
     Inventories                                                                109,465      102,172
     Prepaid expenses and other current assets                                    6,914        6,906
                                                                              ---------    ---------

                       Total current assets                                     134,416      128,293

PROPERTY AND EQUIPMENT, NET                                                      20,554       19,387

INTANGIBLE ASSETS, NET                                                            6,885        6,973

OTHER ASSETS                                                                        803          799
                                                                              ---------    ---------

                                                                              $ 162,658    $ 155,452
                                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank credit facility (Note 3)                                            $  57,771    $  43,801
     Current portion of capital lease obligations                                   809          777
     Accounts payable                                                            48,769       53,830
     Accrued expenses                                                            11,091        8,111
                                                                              ---------    ---------

                       Total current liabilities                                118,440      106,519
                                                                              ---------    ---------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                   970        1,182
                                                                              ---------    ---------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value -
           Class A --
                 Authorized - 20,000,000 shares
                 Issued - 6,422,991 and 6,385,178 shares at May 30, 1998
                       and March 1, 1998, respectively                               64           64
           Class B --
                 Authorized - 5,000,000 shares
                 Issued and outstanding - 4,726,794 and 4,738,066 shares at
                       May 30, 1998 and March 1, 1998, respectively                  47           47
     Additional paid-in capital                                                  41,624       41,524
     Retained earnings                                                            3,973        8,576
     Less: 500,000 Class A shares held in treasury at May 30, 1998
           and March 1, 1998, at cost                                            (2,460)      (2,460)
                                                                              ---------    ---------

                       Total stockholders' equity                                43,248       47,751
                                                                              ---------    ---------

                                                                              $ 162,658    $ 155,452
                                                                              =========    =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        TREND-LINES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                           Three months ended
                                                                        May 30,          May 31,
                                                                         1998             1997
                                                                     ------------    ------------

NET SALES                                                            $     59,639    $     57,089
COST OF SALES                                                              42,058          38,157
                                                                     ------------    ------------

         Gross Profit                                                      17,581          18,932

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               23,418          17,601
                                                                     ------------    ------------

         Income (loss) from operations                                     (5,837)          1,331

INTEREST EXPENSE, NET                                                       1,053             654
                                                                     ------------    ------------

         Income (loss) before provision (benefit) for income taxes         (6,890)            677

PROVISION (BENEFIT) FOR INCOME TAXES                                       (2,287)            264
                                                                     ------------    ------------

         Net income (loss)                                           $     (4,603)   $        413
                                                                     ============    ============


BASIC NET INCOME (LOSS) PER SHARE                                    $      (0.43)   $       0.04
                                                                     ============    ============

DILUTED NET INCOME (LOSS) PER SHARE                                  $      (0.43)   $       0.04
                                                                     ============    ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)                     10,641,896      10,585,124
                                                                     ============    ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)                   10,641,896      11,193,040
                                                                     ============    ============




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        TREND-LINES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Three months ended
                                                                             May 30,         May 31,
                                                                              1998            1997
                                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                   $ (4,603)       $    413
        Adjustments to reconcile net income (loss)  to net cash
        provided by (used in) operating activities--
               Depreciation and amortization                                   1,014             557
               Changes in current assets and liabilities
                      Accounts receivable                                      1,167           1,358
                      Inventories                                             (7,293)          2,023
                      Prepaid expenses and other current assets                   (8)            753
                      Accounts payable                                        (5,061)         (9,349)
                      Accrued expenses                                         2,980             399
                                                                            --------        --------

                             Net cash (used in) operating activities         (11,804)         (3,846)
                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                   (2,093)         (1,378)
        Proceeds from sale of property and equipment                              --               9
        Increase in other assets                                                  (4)           (200)
                                                                            --------        --------

                             Net cash (used in) investing activities          (2,097)         (1,569)
                                                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net borrowings under bank credit facilities                           13,970           5,241
        Payments on capital lease obligations                                   (180)           (219)
        Proceeds from exercise of stock options                                  100              34
        Purchases of treasury stock                                               --            (310)
                                                                            --------        --------

                             Net cash provided by financing activities        13,890           4,746
                                                                            --------        --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (11)           (669)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   669           1,006
                                                                            --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    658        $    337
                                                                            ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for -
               Interest                                                     $  1,021        $    600
                                                                            ========        ========
               Income taxes                                                 $  1,550        $    863
                                                                            ========        ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        TREND-LINES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION
------------------------

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the three months ended May 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending February 27, 1999.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year February 28, 1998. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2. EARNINGS PER SHARE DATA
--------------------------

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share, which changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and dilutive effect of common stock equivalents such as stock options and warrants. The Company adopted SFAS 128 in the fourth quarter of fiscal 1997. All prior period per share amounts have been restated to comply with SFAS 128.

Potentially dilutive securities include outstanding options under the Company's stock option plan. For the quarter ended, May 30, 1998, the diluted earnings per share calculation has been computed using the basic weighted average shares outstanding, as the potentially dilutive securities are anti-dilutive. The number of potentially dilutive shares excluded from the earnings per share calculation was 538,047. Below is a summary of the shares used in calculating basic and dilutived earnings per share:


                                                           May 30,       May 31,
                                                            1998          1997

Weighted average number of shares of common
     stock outstanding                                   10,641,896   10,585,124

Dilutive effect of stock options                                  0      607,916
                                                         ----------   ----------

Shares used in calculating diluted earnings per share    10,641,896   11,193,040
                                                         ----------   ----------

3. BANK CREDIT FACILITY
-----------------------

During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank that, as amended during fiscal 1997, expires on December 31, 2000. The facility bears interest at the bank's reference rate plus .75% (9.0% at May 30, 1998) or LIBOR plus 2.25% (7.625% at May 30, 1998). If for any 12 month rolling period the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the facility is decreased by .25% for the period immediately following such rolling period. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The Company's revolving credit facility allows for borrowing up to $80 million based on a borrowing formula related to inventory levels, as defined (borrowings include 50% of the amounts reserved for outstanding letters of credit.)

At May 30, 1998, the Company had approximately $57.8 million of borrowings outstanding and approximately $0.3 million of letters of credit outstanding. The Company had approximately $3.1 million in available borrowings under this facility at May 30, 1998. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain restrictive covenants, including, but not limited to, maintenance of certain levels of tangible net worth, maintaining stipulated interest coverage ratios and limitations on capital expenditures. The Company was in compliance with all bank covenants at May 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net sales for the first quarter of fiscal 1998 increased by $2.5 million, or 4.4%, from $57.1 million for the first quarter of fiscal 1997 to $59.6 million. Net catalog sales for the first quarter of fiscal 1998 decreased $7.4 million or 40.9%, from $18.1 million for the first quarter of fiscal 1997 to $10.7 million for the first quarter of fiscal 1998. Net retail sales for the first quarter of 1998 increased $10.0 million or 25.6% from $39.0 million for the first quarter of fiscal 1997 to $49.0 million. The decrease in net catalog sales was attributed to the Company's difficulties to ship merchandise on a timely basis to its catalog customers as a result of problems encountered during the implementation of a new warehouse management system. The decrease in net catalog sales is also attributed to the Company's opening of retail stores in areas previously only served by its catalog. The revenue growth of retail stores is attributable to the maturation and expansion of the Company's retail store base. The store base expanded over 34% from 158 locations at the end of the first quarter of fiscal 1997 to 213 locations at the end of the first quarter of fiscal 1998. However, comparable net store sales for Woodworkers Warehouse / Post Tool stores and Golf Day stores for the first quarter of fiscal 1998 decreased by 1.4% as compared to the first quarter of fiscal 1997. The decrease in comparable store sales is attributed to difficulties with the implementation of the new warehouse management system, which also disrupted the flow of merchandise to Woodworkers Warehouse and Golf Day stores.

Gross profit for the first quarter of fiscal 1998 decreased $1.3 million, or 6.9%, from $18.9 million for the first quarter of fiscal 1997 to $17.6 million for the first quarter of fiscal 1998. As a percentage of net sales, gross profit decreased from 33.2% of net sales for the first quarter of fiscal 1997 to 29.5% of net sales in the first quarter of fiscal 1998. The decrease in the Company's gross profit percentage is the result of the Company's changing sales mix. The sales mix change was exacerbated by a particularly sharp 40.9% decline in catalog sales combined with a 25.6% increase in retail store sales as compared to last year's sales.

Selling, general and administrative expenses for the first quarter of fiscal 1998 increased $5.8 million, or 33.0%, from $17.6 million for the first quarter of fiscal 1997 to $23.4 million for the first quarter of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased from 30.8% of net sales in the first quarter of fiscal 1997 to 39.3% of net sales in the first quarter of fiscal 1998. The higher than normal increase in selling, general and administrative expenses as a percentage of net sales is primarily attributable to the unanticipated decrease in catalog and retail comparable sales, while operating infrastructure was positioned to achieve higher levels of sales. Also, the retail store base expanded over 34% to 213 locations, while negative comparable store sales reversed potential productivity improvements. The dollar increases in selling, general and administrative expenses are primarily related to the Company's continuing retail expansion. However, the Company also experienced significant, increased operating expenses due to problems encountered in the implementation of its warehouse management systems.

Interest expense, net of interest income, for the first quarter of fiscal 1998 increased by $399,000 from $654,000 in the first quarter of fiscal 1997 to $1.1 million in the first quarter of fiscal 1998. The increase in interest expense is attributable to the increase in the Company's bank credit facility and a 25 basis point increase in its effective interest rate as a result of fixed charges ratio falling below a 1:1 level.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Management believes that projected cash flows from operations in combination with current and projected available resources are more than sufficient to meet the working capital needs, such as store openings, and debt payments, of the Company.

The Company's working capital decreased by $5.8 million, from $21.8 million as of March 1, 1998 to $16.0 million as of May 30, 1998. The decrease resulted primarily from a $5.1 million decrease in accounts payable and $3.0 increase in accrued expenses, which was only partially offset by a $14.0 million increase in bank debt, primarily to support the Company's expanding retail operations, a $7.3 million increase in inventories and a $1.2 million decrease in accounts receivable.

The cash used in operating activities was approximately $11.8 million. The primary use of the cash was the $6.1 million net increase in inventories and accounts receivable, as well as the $5.1 million decrease in accounts payable.

The net cash used in investing activities was approximately $2.1 million. The main use of the cash was for the purchase of property and equipment required for the Company's retail expansion.

The net cash provided by investing activities was approximately $13.9 million, primarily attributable to the increase in borrowings on the Company's bank credit facility.

The Company has used its revolving, secured bank credit facility over the last several years primarily to finance its operations and retail expansion. The maximum amount available under the credit facility is $80 million, as amended during fiscal 1997 and which expires on December 31, 2000, of which $57.8 million (including letters of credit totaling approximately $0.3 million) was outstanding as of May 30, 1998. The Company is permitted to borrow against its bank credit facility based on a borrowing formula related to inventory levels. The Company had approximately $3.1 million in available borrowings under this facility at May 30, 1998. Under the terms of the agreement, the facility contains financial covenants and bears interest at the bank's reference rate plus .75% (9.0% at May 30, 1998) or LIBOR plus 2.25% (7.625% at May 30, 1998).
If for any 12 month rolling period the fixed charges ratio exceeds certain levels, as defined, the bank's interest rate on the facility is decreased by
 .25% for the period immediately following such rolling period. In addition, the agreement provides that the Company will pay a commitment fee of .375% per year of the average unused committed amount.

The Company anticipates that in fiscal 1998, it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company estimates that the cost of opening a new store (exclusive of distribution center inventory) averages approximately $350,000, including $290,000 of inventory, in the case of tool store, and approximately $425,000, including $300,000 of inventory, in the case of a golf store. In each case, a portion of the inventory investment is financed with trade credit. The Company opened eight new tool stores and five new golf stores, and closed three tool stores and began the process of relocating two tool stores. For fiscal 1998, the Company currently plans to open approximately 45 to 55 retail stores.

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

                        TREND-LINES, INC. AND SUBSIDIARY


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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TREND-LINES, INC.
                                       ---------------------------
                                       Registrant




Date:  July 13, 1998                   /s/ Stanley D. Black
                                       ---------------------------
                                       Stanley D. Black
                                       (Chief Executive Officer)




                                       /s/ Karl P. Sniady
                                       ---------------------------
                                       Karl P. Sniady
                                       (Executive Vice President,
                                       Chief Financial Officer)