Form 10-Q
period 1998-08-29
TREND LINES INC
filed 1998-10-13
CIK 922978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 1998 OR

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
 . . . . . . . . . . . ..                             . . . . . . .. . . . . . .
(State or  other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification No.)


135 American Legion Highway, Revere , Massachusetts                 02151
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
         (Address of principal executive office)                   (Zip Code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                              NUMBER OF SHARES OUTSTANDING
                                                   SEPTEMBER  10, 1998

Class A Common Stock,  $.01 par value                           5,923,841

Class B Common Stock,   $.01 par value                          4,726,794

                        TREND-LINES, INC. AND SUBSIDIARY

                                      INDEX


                                                                           PAGE

Part I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            August 29, 1998 (Unaudited) and February 28, 1998                  3

            Condensed Consolidated Statements of Operations
            Three Months Ended August 29, 1998 and
            August 30, 1997 and Six Months Ended August 29, 1998
            and August 30, 1997 (Unaudited)                                    4

            Condensed Consolidated Statements of Cash Flows
            Six Months Ended August 29, 1998 and August 30,1997 (Unaudited)    5

            Notes to Condensed Consolidated Financial Statements             6-7

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                       8-11

Part II - Other Information

Item 1.                 Legal Proceedings                                    12

Item 2.                 Changes in Securities                                12

Item 3.                 Defaults Upon Senior Securities                      12

Item 4.                 Submission of Matters to a Vote of Security Holders  12

Item 5.                 Other Information                                    12

Item 6.                 Exhibits and Reports on Form 8-K                     12


Signatures                                                                   13

PART I - FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS

                        TREND-LINES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ASSETS

                                                                      August 29   February 28,
                                                                         1998        1998
                                                                     (Unaudited)
                                                                      ----------  ------------



CURRENT ASSETS:
     Cash and cash equivalents ...............                        $      984     $     669
      Accounts receivable, net ................                           19,338        18,546
      Inventories .............................                          105,533       102,172
      Prepaid expenses and other current assets                            6,214         6,906
                                                                        --------      --------

                            Total current assets      .                  132,069       128,293


PROPERTY AND EQUIPMENT, NET ...................                           21,310        19,387

INTANGIBLE ASSETS, NET ........................                            6,797         6,973

OTHER ASSETS ..................................                              720           799
                                                                        --------      --------

                                                                        $160,896      $155,452
                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
      Bank credit facility ......................                       $ 68,449      $ 43,801
      Current portion of capital lease obligation     s                      816           777
      Accounts payable ..........................     .                   45,249        53,830
      Accrued expenses ..........................     .                    6,024         8,111
                                                                        --------      --------

                         Total current liabilitie     s                  120,538       106,519
                                                                        --------      --------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                            769         1,182
                                                                        --------      --------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
       Class A --
             Authorized - 20,000,000 shares
            Issued -6,423,841 and 6,385,178 shares at August 29, 1998
                     and February 28, 1998, respectively                        64          64
       Class B --
             Authorized - 5,000,000 shares
             Issued and outstanding - 4,726,794 and 4,738,066 shares at
                   August 29, 1998 and February 28, 1998, respectively          47          47
Additional paid-in capital ............................................     41,624      41,524
Retained earnings .....................................................        314       8,576
Less:  500,000 Class A shares held in treasury at August 29, 1998
       and February 28, 1998, at cost .................................     (2,460)     (2,460)
                                                                         ---------   ---------

                   Total stockholders' equity .........................     39,589      47,751
                                                                         ---------   ---------

                                                                         $ 160,896   $ 155,452
                                                                         =========   =========

                       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        TREND-LINES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)


                                                                        Three months ended                Six months ended
                                                                      August 29     August 30        August 29       August 30
                                                                        1998          1997             1998            1997
                                                                    ------------    ------------     ------------    ------------

NET SALES ......................................................   $     64,897    $     50,819   $    124,536    $    107,908
COST OF SALES ..................................................         44,890          34,406         86,948          72,563
                                                                   ------------    ------------   ------------    ------------

       Gross Profit ............................................         20,007          16,413         37,588          35,345

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...................         23,240          14,942         46,658          32,543
                                                                   ------------    ------------   ------------    ------------

       Income (loss) from operations ...........................         (3,233)          1,471         (9,070)          2,802

INTEREST EXPENSE, NET ..........................................          1,369             778          2,422           1,432
                                                                   ------------    ------------   ------------    ------------

       Income (loss) before provision (benefit) for income taxes         (4,602)            693        (11,492)          1,370

PROVISION (BENEFIT)  FOR  INCOME TAXES .........................           (943)            270         (3,230)            534
                                                                   ------------    ------------   ------------    ------------

       Net income (loss) .......................................   $     (3,659)   $        423   $     (8,262)   $        836
                                                                   ============    ============   ============    ============


BASIC NET INCOME (LOSS) PER SHARE ..............................   $      (0.34)   $       0.04   $      (0.78)   $       0.08
                                                                   ============    ============   ============    ============

DILUTED NET INCOME (LOSS) PER SHARE ............................   $      (0.34)   $       0.04   $      (0.78)   $       0.08
                                                                   ============    ============   ============    ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2) .............     10,650,344      10,568,298     10,646,097      10,577,129
                                                                   ============    ============   ============    ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2) ...........     10,650,344      11,120,112     10,646,097      11,086,173
                                                                   ============    ============   ============    ============

                       SEE NOTES TO CONDNSED CONSOLIDATED FINANCIAL STATEMENTS.

                        TREND-LINES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Six months ended
                                                                          August 29      August 30
                                                                             1998          1997
                                                                           --------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) .............................................  $  (8,262)   $     836
         Adjustments to reconcile net income (loss)  to net cash
         provided by (used in) operating activities--
                Depreciation and amortization ..........................      2,245        1,249
                Changes in current assets and liabilities
                        Accounts receivable ............................       (792)        (206)
                        Inventories ....................................     (3,361)       5,554
                        Prepaid expenses and other current assets ......        692          489
                        Accounts payable ...............................     (8,581)     (18,913)
                        Accrued expenses ...............................     (2,087)         125
                                                                             -------    --------

                               Net cash (used in) operating activities .    (20,146)     (10,866)
                                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment ...........................     (3,993)      (2,766)
         Proceeds from sale of property and equipment ..................       --              9
         Increase in other assets ......................................         79           81
                                                                           --------     --------

                               Net cash (used in) investing activities .     (3,914)      (2,676)
                                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Net borrowings under bank credit facilities ...................     24,648       13,392
         Payments on capital lease obligations .........................       (374)        (384)
         Proceeds from exercise of stock options .......................        101           65
         Purchases of treasury stock ...................................       --           (310)
                                                                           --------     --------

                               Net cash provided by financing activities     24,375       12,763
                                                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................        315         (779)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................        669        1,006
                                                                           --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................   $    984     $    227
                                                                           ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for -
                Interest ...............................................   $  2,308     $  1,328
                                                                           ========     ========
                Income taxes ...........................................   $    339     $  1,581
                                                                           ========     ========

                       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        TREND-LINES, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the six months ended August 29, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending February 27, 1999.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year February 28, 1998. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2. EARNINGS PER SHARE DATA

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 EARNING PER SHARE, which changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents such as stock options and warrants. The Company adopted SFAS 128 in the fourth quarter of fiscal 1997. All prior period per share amounts have been restated to comply with SFAS 128.

Potentially dilutive securities include outstanding options under the Company's stock option plan. For the quarter ended, August 29, 1998, the diluted earnings per share calculation has been computed using the basic weighted average shares outstanding, as the potentially dilutive securities are anti-dilutive. The number of potentially dilutive shares excluded from the earnings per share calculation was 214,998 for quarter ended August 29, 1998 and 418,182 for six months ended August 29, 1998. Below is a summary of the shares used in calculating basic and diluted earnings per share:


                              Three Months Ended            Six Months Ended
                           August 29      August 30      August 29    August 30
                               1998          1997            1998        1997

Basic weighted average
shares outstanding         10,650,344     10,568,298     10,646,097   10,577,129
Dilutive effect of stock
options                             0        551,814              0      509,044
                            _________    ___________    ___________   __________

Dilutive weighted average
shares outstanding          10,650,344    11,120,112     10,646,097   11,086,173
                           ===========    ==========     ==========   ==========

3.  BANK CREDIT FACILITY


During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank (the "credit facility") that, as amended during fiscal 1997, expires on December 31, 2000. The credit facility bears interest at the bank's reference rate plus .75% (9.50% at August 29, 1998) or LIBOR plus 2.25% (7.875% at August 29, 1998). If for any 12 month rolling period the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $80 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amounts reserved for outstanding letters of credit.

At August 29, 1998, the Company had approximately $68.5 million of borrowings outstanding and approximately $0.6 million of letters of credit outstanding. The Company had approximately $2.1 million in available borrowings under this facility at August 29, 1998. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth and interest coverage ratios and limitations on capital expenditures. At August 29, 1998, the Company was not in compliance with the tangible net worth or interest coverage ratio covenants.

Pursuant to a waiver and amendment with its bank dated as of September 30, 1998, the bank waived compliance with such covenants through August 29, 1998. In addition, the credit facility agreement was amended to increase the advance rate to 70% through December 31, 1998. On January 1, 1999 and forward the advance rate will return to 65%. The Company has agreed to pay a fee of $100,000 to the bank in connection with the waiver and amendment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1998 increased by $14.1 million, or 27.8%, from $50.8 million for the second quarter of fiscal 1997 to $64.9 million. Net catalog sales for the second quarter of fiscal 1998 increased $.4 million or 3.4%, from $11.7 million for the second quarter of fiscal 1997 to $12.1 million for fiscal 1998. Net retail sales for the second quarter of 1998 increased $13.7 million or 35.0% from $39.1 million for the second quarter of fiscal 1997 to $52.8 million. The increase in net catalog sales was attributed to the Company's shipment of backlogged orders, which originated from problems encountered during the implementation of a new warehouse management system. The revenue growth of retail stores is attributable to the maturation and expansion of the Company's retail store base. The store base expanded over 29.2% from 168 locations at the end of the second quarter of fiscal 1997 to 217 locations at the end of the second quarter of fiscal 1998. Comparable net store sales for Woodworkers Warehouse / Post Tool stores and Golf Day stores for the second quarter of fiscal 1998 increased by 1.1% as compared to the second quarter of fiscal 1997.

Net sales for the first six months of fiscal 1998 increased by $16.6 million, or 15.4%, from $107.9 million for the first six months of fiscal 1997 to $124.5 million for the first six months of fiscal 1998. Comparable net store sales for Woodworkers Warehouse / Post Tool Stores and Golf Day for the first six months of fiscal 1998 decreased by .2% as compared to the first six months of fiscal 1997. Catalog sales for the first six months of fiscal 1998 decreased $7.1 million, or 23.8%, from $29.8 million for the first six months of fiscal 1997 to $22.7 million for the first six months of fiscal 1998. Retail sales for the first six months of fiscal 1998 increased $23.8 million, or 30.5%, from $78.0 million for the first six months of fiscal 1997 to $101.8 million for the first six months of fiscal 1998. The decrease in net catalog sales was attributable to the Company's difficulties in shipping merchandise on a timely basis to its catalog customers as a result of the problems encountered during implementation of its new warehouse management system as well as to the Company's openings of retail stores in areas previously only served by its catalogs.The revenue growth of retail stores is attributed to the maturation and expansion of the Company's retail base.

Gross profit for the second quarter of fiscal 1998 increased $3.6 million, or 21.9%, from $16.4 million for the second quarter of fiscal 1997 to $20.0 million for the second quarter of fiscal 1998. As a percentage of net sales, gross profit decreased from 32.3% of net sales for the second quarter of fiscal 1997 to 30.8% of net sales in the second quarter of fiscal 1998. The decrease in gross profit as a percentage of net sales was primarily due to the Company's changing sales mix, given the 29% increase in retail store sales, as the catalog business has higher gross margins than retail store operations.

Gross profit for the first six months of fiscal 1998 decreased $2.2 million from $35.3 million for the first six months of fiscal 1997 to $37.6 million for the first six months of fiscal 1998. As a percentage of net sales, gross profit decreased from 32.8% of net sales for the first six months of fiscal 1997 to 30.2% for the first six months of fiscal 1998.

Selling, general and administrative expenses for the second quarter of fiscal 1998 increased $8.3 million, or 55.5%, from $14.9 million for the second quarter of fiscal 1997 to $23.2 million for the second quarter of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased from 29.4% of net sales in the second quarter of fiscal 1997 to 35.8% of net sales in the second quarter of fiscal 1998. The dollar increases in selling, general and administrative expenses are primarily related to the Company's continuing retail expansion. The Company also experienced significant, increased operating expenses due to the resolution of problems encountered in the implementation of its warehouse management system and due to the Company's retail store expansion to 217 locations, which is a 29% increase in the number of stores operated. The increase in selling, general and administrative expense as a percentage of net sales is primarily attributable to the inefficiency associated with a shipping backlog of catalog orders and lower than anticipated retail store sales, coupled with increases in administrative and store staffing levels.


Selling, general and administrative expense for the first six months of fiscal 1998 increased 43.4%, or $14.1 million, from $32.5 million for the first six months of fiscal 1997 to $46.7 million for the first six months of fiscal 1998. As a percentage of net sales, selling, general and administrative expense increased 7.3% from 30.2% of net sales for the first six months of fiscal 1997 to 37.5% of net sales for the first six months of fiscal 1998. The dollar increases in selling, general, and administrative expenses are primarily related to the Company's continuing retail expansion.

Interest expense, net of interest income, for the second quarter of fiscal 1998 increased by $592,000 from $777,000 in the second quarter of fiscal 1997 to $1.4 million in the second quarter of fiscal 1998. The increase in interest expense is attributable to the increase in the amount outstanding under the Company's credit facility.

Interest expense, net of interest income, for the first six months of fiscal 1998 increased $1.0 million from $1.4 million for the first six months of fiscal 1997 to $2.4 million in first six months of fiscal 1998.

The Company recognized a tax benefit for the second quarter of 1998 and the first six months of 1998 only to the extent that a tax loss carryback was available. As a result, the tax benefit in the second quarter was 20.5% compared to a normal rate of approximately 40%.


LIQUIDITY AND CAPITAL RESOURCES

The Company incurred operating losses during the first six months of fiscal 1998 and used funds provided by its bank credit facility to meet its cash operating needs during this period. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth and interest coverage ratios and limitations on capital expenditures. At August 29, 1998, the Company was not in compliance with the tangible net worth or interest coverage ratio covenants. Pursuant to a waiver and amendment with its bank dated as of September 30, 1998, the bank waived compliance with such covenants through August 29, 1998. In addition, the credit facility agreement was amended with respect to financial covenants and advance rates for future periods.

The modified covenants require the Company to maintain an interest coverage ratio of 1.80:1.00 for the third quarter of fiscal 1998 and 2.50:1.00 thereafter, and adjusted tangible net worth as of the last day of the third quarter of fiscal 1998 of $39.5 million and as of the last day of each quarter through the second quarter of fiscal 1999 of $41.0 million and for each fiscal quarter thereafter of $42.0 million.

The Company believes that projected cash flows from operations in combination with current available resources are sufficient to meet the working capital needs, such as store openings and debt payments. Achievement of projected cash flows from operations, however will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company including factors beyond its control and there can be no assurance that the Company's plans will be achieved. If projected cash flows from operations are not realized, then the Company may have to explore various available alternatives including obtaining further modification to its existing lending arrangement or attempting to locate additional sources of financing.

The Company's working capital decreased by $10.2 million, from $21.8 million as of February 28, 1998 to $11.5 million as of August 29, 1998. The decrease resulted primarily from an increase in the net borrowings under the Company's bank credit facility of $24.6 million, which was partially offset by a $10.7 million decrease in accounts payable and accrued expenses.

The cash used in operating activities was approximately $20.1 million. The primary use of the cash was a net loss of $8.3 million, a $3.4 million increase in inventories, and a $8.6 million and $2.1 million decrease in accounts payable and accrued expenses, respectively.

The net cash used in investing activities was approximately $4.0 million. The main use of the cash was for the purchase of property and equipment required for the Company's retail expansion.

The net cash provided by investing activities was approximately $24.4 million, primarily attributable to the increase in borrowings on the Company's bank credit facility of $24.6 million.

The Company has used its bank credit facility over the last several years primarily to finance its operations and retail expansion. The maximum amount available under the credit facility is $80 million, as amended during fiscal 1997 and which expires on December 31, 2000, of which $68.5 million (including letters of credit totaling approximately $0.6 million) was outstanding as of August 29, 1998. The Company is permitted to borrow against its bank credit facility based on a borrowing formula related to inventory levels (the "advance rate"). The Company had approximately $2.1 million in available borrowings under this facility at August 29, 1998. Under the terms of the agreement, the facility contains financial covenants and bears interest at the bank's reference rate plus .75% (9.50% at August 29, 1998) or LIBOR plus 2.25% (7.875% at August 29,
1998). If for any 12 month rolling period the fixed charges ratio exceeds certain levels, as defined, the bank's interest rate on the facility is decreased by .25% for the period immediately following such rolling period. In addition, the agreement provides that the Company will pay a commitment fee of
 .375% per year of the average unused committed amount.

As described above, in September 1998, the Company obtained a waiver from its bank regarding violations of certain second quarter, 1998 financial covenants. In addition, the bank credit facility agreement was amended to increase the advance rate to 70% through December 31, 1998. On January 1, 1999 and forward the advance rate will return to 65%. The bank credit facility agreement includes certain financial covenants (primarily related to tangible net worth, interest coverage ratios and limitations on capital expenditures) that were also modified. The Company has agreed to pay a fee of $100,000 to the bank in connection with the waiver and amendment.

The Company anticipates that in fiscal 1998, it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company estimates that the cost of opening a new store (exclusive of distribution center inventory) averages approximately $350,000, including $290,000 of inventory, in the case of tool store, and approximately $425,000, including $300,000 of inventory, in the case of a golf store. In each case, a portion of the inventory investment is financed with trade credit. The Company opened three new tool stores and one new golf store, and closed one golf store and one tool store in the second quarter of fiscal 1998. For fiscal 1998, the Company currently plans to open approximately 30 to 35 retail stores.

Like many other companies, the Year 2000 computer issue creates risk for the Company. If both information technology systems and imbedded technology do not correctly recognize date information when the year changes to 2000, it could have an adverse impact on the Company's operations. The Company is currently updating its software to accommodate programming logic that properly interprets Year 2000 dates, and plans to review embedded technology used in equipment provided by other manufacturers with those manufacturers. Except for merchandising and call center applications, all software is under maintenance agreements by software companies that provide updated, Year 2000 compliant software. Also, the Company does not anticipate difficulty to resolve issues related to embedded technology in the equipment provided by other manufacturers. The Company is in the process of replacing its call center and merchandising software with new Year 2000 compliant applications to be supplied by outside vendors at a cost estimated at approximately $2.0 million.

Based on the Company's work-to-date and assuming that the Company's call center and merchandising software replacement projects can be implemented as planned, the Company believes that it will be Year 2000 compliant on a timely basis and that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Once  the  Year  2000  remidiation   process  reaches  a  higher  percentage  of
completion, the Company intends to work on a contingency plan to address remaining material risks, if any.

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

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on July 13, 1998. Proxies for the Annual Meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended and regulations promulgated thereunder.

     At the Annual Meeting, a total of 4,673,892 shares of Class A Common Stock and 4,726,794 shares of Class B Common Stock were represented by proxy. Each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has 10 votes per share. The shares represented were voted in the following manner upon the proposal put forth at the meeting:

                                 FOR          WITHHELD           BROKER NON VOTE

To elect Messrs. Stanley D.
Black, Richard Griner, Karl
P. Sniady, Ronald L. Franklin,
Richard A. Mandell and
Irwin Winter as directors
of the Company


            Class A shares       4,228,985     429,807           N/A
                                                 to
                                               444,907

            Class B shares      47,267,940
                               (total votes)      -0-            N/A


                                FOR          AGAINST    ABSTAIN  BROKER NON VOTE
To amend the  Company's
1993  Employee  Stock Option
Plan to increase the total
number  of  shares of the
Company's Class A Common Stock
from  1,525,000  to 2,275,000
for issuance thereunder.

            Class A shares      1,190,250     937,257       -0-          -0-


            Class B shares     47,267,940       -0-         -0-          -0-
                             (total votes)

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits

 EXHIBIT NUMBER

 10.1 Amendment No. 5, dated July 31, 1998 to the Loan and Security Agreement dated as of July 3, 1996, among the Registrant, Post Tool, Inc. and BankAmerica Business Credit, Inc.
 10.2 Waiver and Amendment No. 6, dated September 30, 1998 to the Loan and Security Agreement dated as of July 3, 1996, among the Registrant, Post Tool, Inc. and BankAmerica Business Credit, Inc.
 27 Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis and Retrieval [Edgar] purposes only]

   (b)  Reports on Form 8-K -  not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TREND-LINES, INC.
                                Registrant




Date:   October 13, 1998        /s/ Stanley D. Black
                                ___________________________
                                Stanley D. Black
                                (Chief Executive Officer)




                                 /s/ Karl Sniady
                                ____________________________
                                Karl P. Sniady
                                (Executive Vice President,
                                 Chief Financial Officer)

                        TREND-LINES, INC. AND SUBSIDIARY

                                 EXHIBIT INDEX

Exhibit
Number

10.1 Amendment No. 5, dated July 31, 1998 to the Loan and Security Agreement dated as of July 3, 1996, among the Registrant, Post Tool, Inc. and BankAmerica Business Credit, Inc.
10.2 Waiver and Amendment No. 6, dated September 30, 1998 to the Loan and Security Agreement dated as of July 3, 1996, among the Registrant, Post Tool, Inc. and BankAmerica Business Credit, Inc.
27     Financial Data Schedule