Form 10-Q
period 1998-11-28
TREND LINES INC
filed 1999-01-12
CIK 922978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q
(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 28, 1998 OR

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
Yes ..X...    No......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS                         NUMBER OF SHARES OUTSTANDING NOVEMBER 30, 1998
  -----                         ------------------------------------------------

 Class A Common Stock, $.01 par value                       5,923,841

 Class B Common Stock, $.01 par value                       4,726,794

                        Trend-Lines, Inc. and Subsidiary

                                     INDEX

                                                                          Page

Part I -  Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          November 28, 1998 (Unaudited) and February 28, 1998               3

          Condensed Consolidated Statements of Operations
          Three Months Ended November 28, 1998 and
          November 29, 1997 and Nine Months Ended November 28, 1998
          and November 29, 1997 (Unaudited)                                 4

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended November 28, 1998 and
          November 29, 1997 (Unaudited)                                     5

          Notes to Condensed Consolidated Financial Statements              6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                         8-12

Part II - Other Information

Item 1.   Legal Proceedings                                                 13

Item 2.   Changes in Securities                                             13

Item 3.   Defaults Upon Senior Securities                                   13

Item 4.   Submission of Matters to a Vote of Security Holders               13

Item 5.   Other Information                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                  14

                        TREND-LINES, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ASSETS

                                                                                           November 28
                                                                                               1998        February 28,
                                                                                           (Unaudited)         1998
                                                                                          -------------   -------------

             CURRENT ASSETS:
                    Cash and cash equivalents                                                 $   1,038    $     669
                    Accounts receivable, net                                                     22,677       18,546
                    Inventories                                                                 126,965      102,172
                    Prepaid expenses and other current assets                                     7,188        6,906
                                                                                              ---------    ---------

                                      Total current assets                                      157,868      128,293

             PROPERTY AND EQUIPMENT, NET                                                         21,806       19,387

             INTANGIBLE ASSETS, NET                                                               6,709        6,973

             OTHER ASSETS                                                                           759          799
                                                                                              ---------    ---------

                                                                                              $ 187,142    $ 155,452
                                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
             CURRENT LIABILITIES:
                    Bank credit facility                                                      $  78,304    $  43,801
                    Current portion of capital lease obligations                                    813          777
                    Accounts payable                                                             63,343       53,830
                    Accrued expenses                                                              4,462        8,111
                                                                                              ---------    ---------

                                      Total current liabilities                                 146,922      106,519
                                                                                              ---------    ---------

             CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                      570        1,182
                                                                                              ---------    ---------

             STOCKHOLDERS' EQUITY:
                    Common stock, $.01 par value -
                          Class A --
                                Authorized - 20,000,000 shares
                                Issued  - 6,423,841 and 6,385,178 shares at
                                      November 28, 1998 and February 28, 1998, respectively          64           64
                          Class B --
                                Authorized - 5,000,000 shares
                                Issued and outstanding - 4,726,794 and 4,738,066 shares at
                                      November 28, 1998 and February 28, 1998, respectively          47           47
                    Additional paid-in capital                                                   41,625       41,524
                    Retained earnings                                                               374        8,576
                    Less: 500,000 Class A shares held in treasury at November 28, 1998
                          and February 28, 1998, at cost                                         (2,460)      (2,460)
                                                                                              ---------    ---------

                                      Total stockholders' equity                                 39,650       47,751
                                                                                              ---------    ---------

                                                                                              $ 187,142    $ 155,452
                                                                                              =========    =========

           See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                         Three months ended           Nine months ended
                                                                    November 28    November 29    November 28    November 29
                                                                        1998           1997           1998           1997
                                                                   -------------  -------------  ------------    -------------

NET SALES                                                          $     60,102   $     52,357   $    184,638    $    160,266
COST OF SALES                                                            41,735         36,141        128,683         108,704
                                                                   ------------   ------------   ------------    ------------

       Gross Profit                                                      18,367         16,216         55,955          51,562

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             16,730         13,872         63,388          46,416
                                                                   ------------   ------------   ------------    ------------

       Income (loss) from operations                                      1,637          2,344         (7,433)          5,146

INTEREST EXPENSE, NET                                                     1,578            944          3,999           2,374
                                                                   ------------   ------------   ------------    ------------

       Income (loss) before provision (benefit) for income taxes             59          1,400        (11,432)          2,772

PROVISION (BENEFIT)  FOR  INCOME TAXES                                     --              546         (3,230)          1,081
                                                                   ------------   ------------   ------------    ------------

       Net income (loss)                                           $         59   $        854   $     (8,202)   $      1,691
                                                                   ============   ============   ============    ============


BASIC NET INCOME (LOSS) PER SHARE                                  $       0.01   $       0.08   $      (0.77)   $       0.16
                                                                   ============   ============   ============    ============


DILUTED NET INCOME (LOSS) PER SHARE                                $       0.01   $       0.08   $      (0.77)   $       0.15
                                                                   ============   ============   ============    ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)                   10,650,635     10,589,070     10,647,610      10,581,109
                                                                   ============   ============   ============    ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)                 10,723,142     11,174,886     10,647,610      11,119,541
                                                                   ============   ============   ============    ============

           See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Nine months ended
                                                                        November 28  November 29
                                                                            1998         1997
                                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                $ (8,202)   $  1,691
        Adjustments to reconcile net income (loss)  to net cash
        provided by (used in) operating activities--
               Depreciation and amortization                                3,503       1,951
               Changes in current assets and liabilities
                      Accounts receivable                                  (4,132)     (3,549)
                      Deferred income taxes                                  --          --
                      Inventories                                         (24,793)     (3,078)
                      Prepaid expenses and other current assets              (282)         89
                      Accounts payable                                      9,512     (11,382)
                      Accrued expenses                                     (3,647)        538
                                                                         --------    --------

                             Net cash (used in) operating activities      (28,041)    (13,740)
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                (5,658)     (4,859)
        Proceeds from sale of property and equipment                         --             9
        Increase in other assets                                               40         135
                                                                         --------    --------

                             Net cash (used in) investing activities       (5,618)     (4,715)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net borrowings under bank credit facilities                        34,503      18,411
        Payments on capital lease obligations                                (576)       (514)
        Proceeds from exercise of stock options                               101         141
        Purchases of treasury stock                                          --          (310)
                                                                         --------    --------

                             Net cash provided by financing activities     34,028      17,728
                                                                         --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          369        (727)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                669       1,006
                                                                         --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  1,038    $    279
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for -
               Interest                                                  $  3,599    $  2,289
                                                                         ========    ========
               Income taxes                                              $    339    $  1,622
                                                                         ========    ========

            See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the nine months ended November 28, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending February 27, 1999.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year February 28, 1998. Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


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

Potentially dilutive securities include outstanding options under the Company's stock option plan. For the quarter ended, November 28, 1998, the diluted earnings per share calculation has been computed using the basic weighted average shares outstanding, as the potentially dilutive securities are anti-dilutive. The number of potentially dilutive shares excluded from the earnings per share calculation was 266,413 for nine months ended November 28, 1998. Below is a summary of the shares used in calculating basic and diluted earnings per share:


                                                  Three Months Ended             Nine Months Ended
                                              November 28   November 29     November 28   November 29
                                                  1998          1997            1998          1997

Basic weighted average shares outstanding      10,650,635    10,589,070      10,647,610    10,581,109
Dilutive effect of stock options                   72,507       585,816               0       538,432
                                               ----------    ----------      ----------    ----------

Dilutede weighted averages shares outstanding  10,723,142    11,174,886      10,647,610    11,119,541
                                               ==========    ==========      ==========    ==========

3.    Bank Credit Facility

During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank (the "credit facility") that, as amended during fiscal 1997, expires on December 31, 2000. The credit facility bears interest at the bank's reference rate plus .75% (9.50% at November 28, 1998) or LIBOR plus 2.25% (7.875% at November 28, 1998). If for any 12 month rolling period the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $80 million based on a percentage of inventory (the "advance rate").
Borrowings include 50% of the amounts reserved for outstanding letters of credit.

At November 28, 1998, the Company had approximately $78.3 million of borrowings outstanding and approximately $200,000 of letters of credit outstanding. The Company had approximately $1.2 million in available borrowings under this facility at November 28, 1998. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures. At November 28, 1998, the Company was in compliance with all financial covenants.

Pursuant to an amendment with its bank dated as of September 30, 1998, the bank amended the credit facility agreement to increase the advance rate to 70% through December 31, 1998. On and after January 1, 1999 the advance rate will be 65%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the third quarter of fiscal 1998 increased by $7.7 million, or 14.7%, from $52.4 million for the third quarter of fiscal 1997 to $60.1 million. Net retail sales for the third quarter of 1998 increased $10.7 million or 27.0% from $39.7 million for the third quarter of fiscal 1997 to $50.4 million. However, net catalog sales for the third quarter of fiscal 1998 decreased $3.0 million or 23.6%, from $12.7 million for the third quarter of fiscal 1997 to $9.7 million for fiscal 1998. The decrease in net catalog sales was attributable to the Company's opening of retail stores in areas only previously served by its catalog. The Company plans to continue its practice of not mailing catalogs to areas where it operates retail stores. The revenue growth of retail stores is attributable to the maturation and expansion of the Company's retail store base. The store base expanded over 31.4% from 175 locations at the end of the third quarter of fiscal 1997 to 230 locations at the end of the third quarter of fiscal 1998. Comparable net store sales for Woodworkers Warehouse / Post Tool stores and Golf Day stores for the third quarter of fiscal 1998 increased by 3.8% as compared to the third quarter of fiscal 1997.

Net sales for the first nine months of fiscal 1998 increased by $24.3 million, or 15.2%, from $160.3 million for the first nine months of fiscal 1997 to $184.6 million for the first nine months of fiscal 1998. Retail sales for the first nine months of fiscal 1998 increased $34.5 million, or 29.3%, from $117.7 million for the first nine months of fiscal 1997 to $152.2 million for the first nine months of fiscal 1998. In contrast, catalog sales for the first nine months of fiscal 1998 decreased $10.0 million, or 23.5%, from $42.5 million for the first nine months of fiscal 1997 to $32.5 million for the first nine months of fiscal 1998. The decrease in net catalog sales was attributable to the Company's openings of retail stores in areas previously only served by its catalogs. The Company intends to continue to mail catalogs only to areas not served by its retail stores. The revenue growth of retail stores was attributable to the maturation and expansion of the Company's retail base. Comparable net store sales for Woodworkers Warehouse / Post Tool Stores and Golf Day for the first nine months of fiscal 1998 increased by 1.2% as compared to the first nine months of fiscal 1997.

Following is a summary of retail store growth.

                                                 Third Quarter      Year To Date
Stores operated at the beginning of the period        217               204
               Stores opened during the period         17                35
               Stores closed during the period         4                 9
                                                       -                 -
      Stores operated at the end of the period        230               230
                                                      ===               ===

Gross profit for the third quarter of fiscal 1998 increased $2.2 million, or 13.3%, from $16.2 million for the third quarter of fiscal 1997 to $18.4 million for the third quarter of fiscal 1998. As a percentage of net sales, gross profit decreased .4% from 31.0% of net sales for the third quarter of fiscal 1997 to 30.6% of net sales in the third quarter of fiscal 1998. The decrease in gross profit as a percentage of net sales was primarily due to the Company's changing sales mix, given the percentage increase in retail store sales, as the catalog business has higher gross margins than retail store operations.

Gross profit for the first nine months of fiscal 1998 increased $4.4 million from $51.6 million for the first nine months of fiscal 1997 to $56.0 million for the first nine months of fiscal 1998. As a percentage of net sales, gross profit decreased 1.9% from 32.2% of net sales for the first nine months of fiscal 1997 to 30.3% for the first nine months of fiscal 1998.

Selling, general and administrative expenses for the third quarter of fiscal 1998 increased $2.8 million, or 20.6%, from $13.9 million for the third quarter of fiscal 1997 to $16.7 million for the third quarter of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased 1.3% from 26.5% of net sales in the third quarter of fiscal 1997 to 27.8% of net sales in the third quarter of fiscal 1998. The dollar increases in selling, general and administrative expenses are primarily related to the Company's continuing retail expansion to 230 locations, which is a 31.4% increase in the number of stores operated. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower than anticipated retail store sales, coupled with increases in administrative and store staffing levels.

Selling, general and administrative expenses for the first nine months of fiscal 1998 increased 36.7%, or $17.0 million, from $46.4 million for the first nine months of fiscal 1997 to $63.4 million for the first nine months of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased 5.3% from 29.0% of net sales for the first nine months of fiscal 1997 to 34.3% of net sales for the first nine months of fiscal 1998. The dollar increases in selling, general, and administrative expenses were primarily related to the Company's continuing retail expansion.

Interest expense, net of interest income, for the third quarter of fiscal 1998 increased by $700,000 from $900,000 in the third quarter of fiscal 1997 to $1.6 million in the third quarter of fiscal 1998. The increase in interest expense was attributable to the increase in the amount outstanding under the Company's bank credit facility.

Interest expense, net of interest income, for the first nine months of fiscal 1998 increased $1.6 million from $2.4 million for the first nine months of fiscal 1997 to $4.0 million in first nine months of fiscal 1998.

The Company recognized a tax benefit for the first nine months of 1998 only to the extent that a tax loss carryback was available. As a result, the Company recognized no tax expense in the third quarter.

Liquidity and Capital Resources

The Company incurred operating losses during the first nine months of fiscal 1998 and used funds provided by its bank credit facility to meet its cash operating needs during this period. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth and interest coverage ratios and limitations on capital expenditures. At November 28, 1998, the Company was in compliance with all financial covenants. Pursuant to an amendment with its bank dated as of September 30, 1998, the bank amended the credit facility with respect to the financial covenants and advance rates for future periods.

The modified covenants require the Company to maintain an interest coverage ratio of 1.80 : 1.00 for the third quarter of fiscal 1998 and 2.50 : 1.00 thereafter, and adjusted tangible net worth as of the last day of the third quarter of fiscal 1998 of $39.5 million and as of the last day of each quarter through the second quarter of fiscal 1999 of $41.0 million and for each fiscal quarter thereafter $42.0 million.

The Company believes that projected cash flows from operations in combination with current available resources are sufficient to meet working capital needs, such as store openings and debt payments. Achievement of projected cash flows from operations, however will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control, and there can be no assurance that the Company's plans will be achieved. If projected cash flows from operations are not realized, then the Company may have to explore various available alternatives, including obtaining further modification to its existing lending arrangements or attempting to locate additional sources of financing.

The Company's working capital decreased by $10.9 million, from $21.8 million as of February 28, 1998 to $10.9 million as of November 28, 1998. The decrease resulted primarily from an increase in the net borrowings under the Company's bank credit facility of $34.5 million, which was offset by a $24.8 million increase in inventory.

The cash used in operating activities was approximately $28.1 million. The primary uses of the cash were for a net loss of $8.2 million, and a $24.8 million increase in inventories, with a $3.7 million decrease in accrued expenses, all of which was offset by $9.5 million increase in accounts payable.

The net cash used in investing activities was approximately $5.7 million. The main use of the cash was for the purchase of property and equipment required for the Company's retail expansion.

The net cash provided by financing activities was approximately $34.0 million, primarily attributable to the increase in borrowings on the Company's bank credit facility of $34.5 million.

During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank (the "credit facility") that, as amended during fiscal 1997, expires on December 31, 2000. The credit facility bears interest at the bank's reference rate plus .75% (9.50% at November 28, 1998) or LIBOR plus 2.25% (7.875% at November 28, 1998). If for any 12 month rolling period the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $80 million based on a percentage of inventory (the "advance rate").
Borrowings include 50% of the amounts reserved for outstanding letters of credit.

At November 28, 1998, the Company had approximately $78.3 million of borrowings outstanding and approximately $200,000 of letters of credit outstanding. The Company had approximately $1.2 million in available borrowings under this facility at November 28, 1998. The bank has a security interest in substantially all assets of the Company.

Pursuant to an amendment with its bank dated as of September 30, 1998, the bank amended the credit facility agreement to increase the advance rate to 70% through December 31, 1998. On and after January 1, 1999 the advance rate will be to 65%.

The Company anticipates that in fiscal 1998, it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company estimates that the cost of opening a new store (exclusive of distribution center inventory) averages approximately $350,000, of which $290,000 consists of inventory, in the case of tool store, and approximately $425,000, of which $300,000 consists of inventory, in the case of a golf store. In each case, a portion of the inventory investment is financed with trade credit. The Company opened nine new tool stores and eight new golf stores, and closed two golf stores and two tool stores in the third quarter of fiscal 1998. For the balance of fiscal 1998, the Company currently plans to open one additional tool store.

Like many other companies, the Year 2000 computer issue creates risk for the Company. If both information technology systems and imbedded technology do not correctly recognize date information when the year changes to 2000, it could have an adverse impact on the Company's operations. The Company is currently updating its software to accommodate programming logic that properly interprets Year 2000 dates, and plans to review embedded technology used in equipment provided by outside vendors with the manufacturers of such equipment. The Company does not anticipate difficulty to resolve issues related to embedded technology in the equipment provided by other manufacturers. Except for merchandising and call center applications, all software is under maintenance agreements by software companies that provide updated, Year 2000 compliant software. The Company is in the process of replacing its call center and merchandising software with new, Year 2000 compliant applications to be supplied by outside vendors at a cost estimated at approximately $2.0 million.

Based on the Company's work to date and assuming that the Company's call center and merchandising software replacement projects can be implemented as planned, the Company believes that it will be Year 2000 compliant and that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Since the Company relies on third-party suppliers for many systems, products and services including merchandise, telecommunications and call center support, the Company could be adversely affected if these suppliers do not make necessary changes to their own systems and products successfully and in a timely manner. The Company will make inquiries with major third party suppliers regarding their Year 2000 compliance. However, there can be no assurance that such third parties will provide complete or accurate Year 2000 readiness disclosures.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company could be adversely affected. For example, the Company could encounter problems in taking customer orders, shipping products, invoicing customers or collecting payments. The amount of potential lost revenue or related consequences as a result of these unlikely contingencies has not been estimated.

Once  the  Year  2000  remediation   process  reaches  a  higher  percentage  of
completion, the Company intends to work on a contingency plan to address remaining material risks, if any.

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

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

Exhibit Number

27 Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis and Retrieval [Edgar] purposes only)

     (b)   Reports on Form 8-K - not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TREND-LINES, INC.
                                Registrant



Date: January 12, 1999          By: /s/ Stanley D. Black
                                Name: Stanley D. Black
                                Title: (Chief Executive Officer)



                                By: /s/ Karl P. Sniady
                                Name: Karl P. Sniady
                                Title: (Executive Vice President,
                                        Chief Financial Officer)