Form 10-K
period 1999-02-27
TREND LINES INC
filed 1999-05-26
CIK 922978

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
(Mark One)

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For fiscal year ended February 27, 1999 or

      [  ]    Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

      For the transition period from __________ to ____________.

      Commission File Number:  0-24390

                               Trend-Lines, Inc.
                               -----------------
             (Exact Name of Registrant as Specified in Its Charter)

      Massachusetts                                          04-2722797
      -------------                                          ----------
 (State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

 135 American Legion Highway, Revere, Massachusetts           02151
 --------------------------------------------------           -----
     (Address of Principal Executive Offices)               (Zip Code)

                                 (781) 853-0900
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Yes X No ___

      The aggregate market value of the registrant's Class A Common Stock, $.01 par value, held by non-affiliates of the registrant as of April 30, 1999 was $15,170,875 based on the closing price of $2.625 on that date on the Nasdaq National Market. As of April 30, 1999, 5,969,553 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, and 4,681,082 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

PART I

ITEM 1.   BUSINESS

      Except for the historical information contained herein, the discussion in this Report and any document incorporated herein by reference contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, strategies, objectives, expectations and intentions. The cautionary statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" should be read as being applicable to all forward-looking statements wherever they appear. The Company's actual results could differ materially from those discussed or incorporated herein. Factors that could cause or contribute to such differences include those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed elsewhere herein or the documents incorporated herein by reference.

      Trend-Lines, Inc. (the "Company") is a specialty retailer of power and hand tools and accessories, as well as golf equipment and supplies. The Company was formed in 1981, and in 1983 the Company began mailing its Trend-Lines catalog and opened a Woodworkers Warehouse outlet store in its distribution center. The Company opened its first Woodworkers Warehouse retail store in 1986 and at February 27, 1999, operated 121 Woodworkers Warehouse stores. In January 1995, the Company further expanded its tool retail operations by acquiring 17 Post Tool stores and a distribution center for those stores and at February 27, 1999, operated 28 Post Tool stores. The Company purchased the Golf Day name and mailing list in 1989, mailed its first Golf Day catalog in 1990 and opened a Golf Day outlet store in its distribution center in January 1991. In January 1998, the Company further expanded its golf retail operations by acquiring 13 Nevada Bob's franchised stores located in New England, which were immediately converted to Golf Day stores. At February 27, 1999, the Company operated 82 Golf Day stores. All of the Company's Woodworkers Warehouse and Golf Day retail stores are located in the Northeast and Mid-Atlantic regions, except for 4 Golf Day stores located in California. The Company's 28 Post Tool stores are located in California except for 2 stores located in Nevada.

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

The Golf Industry

      According to the National Golf Foundation's 1998 report on golf participation in the United States, the number of Americans playing golf has increased 33% to 26.5 million since 1986. The number of golf courses in the U.S. has increased 24%, to 16,365 courses over the last 13 years. In 1998 golfers spent $2.2 billion on golf clubs alone and $5.0 billion on other equipment and related merchandise. The game's growing popularity among juniors has been fueled by Tiger Woods and women currently represent the fastest growing golf segment. Major items in this category include clubs, bags, hand carts, balls, training aids, golf shoes, apparel, accessories and gift items.

Business Strategy

      The Company's business strategy is designed to enhance the Company's position and to maximize the Company's future growth as a leading specialty retailer of power and hand tools and accessories, as well as golf equipment. The key elements of the Company's business strategy are as follows:

     o Expansion of retail store operations. The Company plans to continue to expand its retail store operations by opening approximately ten to fifteen stores in fiscal year 1999. The Company intends to continue to focus its retail store openings in existing markets or markets in close proximity to those in which it is currently operating in order to take advantage of its distribution system. The Company may also consider expansion of its retail store operations through strategic acquisitions.

     o Complementary store and catalog operations. The strong name recognition of the Company's Trend-Lines and Golf Day catalogs, combined with the customer base and market knowledge that have resulted from its catalog operations, is facilitating the expansion of the Company's retail stores. Management uses catalog information, among other things, in identifying new store markets and determining the appropriate product mix for its retail stores.

     o Cost-effective operations. The Company consistently strives to lower the cost of its operations. In operating its tool and golf businesses in the Northeast and Mid-Atlantic regions, the Company uses a single facility with common management and common or parallel information, telemarketing and distribution systems, in order to achieve operating efficiencies. The Company also has a distribution center located in Hayward, California, for its Post Tool operation, which has been integrated into the Company's management information systems.

     o Breadth and depth of product selection. The Company offers breadth and depth of product selection, including many hard-to-find items, and high quality brand name and private label merchandise.

     o Low prices and matching product/price guarantee. The Company's competitive pricing strategy features everyday low prices combined with special sales and promotions, and a matching product/price guarantee on any identical product sold by a competitor.

     o  Expert customer service.  The Company provides its customers with expert
        customer  service  through  experienced,   trained  personnel  who  have
        extensive knowledge about the products sold by the Company.

     o Customer convenience. The Company strives to maximize convenience to its retail store customers by providing ample parking and fast in-and-out service.

Expansion Strategy

      At February 27, 1999, the Company operated 121 Woodworkers Warehouse and 82 Golf Day stores in the Northeast and Mid-Atlantic and 4 in California, as well as 26 Post Tool stores in California and 2 in Nevada. In fiscal 1998, the Company opened 22 tool stores and 14 golf stores, while closing 6 tool stores and 3 golf stores. The Company plans to open approximately 10 to 15 retail stores in fiscal 1999.

      The Company intends to continue to focus store openings in existing markets or markets in close proximity to those in which it is currently operating in order to take advantage of its distribution system, as well as the strong name recognition, customer base and market knowledge that have resulted from the Company's catalog operations. When appropriate, the Company may also seek to open new Woodworkers Warehouse and Golf Day stores side by side or in the same strip mall. The Company may also consider expansion of its retail store operations through strategic acquisitions.

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

      The cost of opening a new tool store (exclusive of distribution center inventory), including fixtures, equipment and nominal pre-opening expenses, averages approximately $380,000, including $315,000 of inventory. The cost of opening a new golf store is approximately $510,000, including $375,000 of inventory. In each case, a portion of the inventory investment is financed with trade credit.

Products and Merchandising

      The Company offers its woodworking customers breadth and depth of product selection, including many hard-to-find items, high quality brand name and private label merchandise, everyday low pricing and a matching product/price guarantee, expert customer service and convenience, all of which have enabled the Company to compete successfully against major home centers, mass merchandisers and hardware stores. The Company's Woodworkers Warehouse stores have been successful even when located near home centers such as Home Depot, Home Quarters, and Lowes.

      The Company's tool stores and Trend-Lines catalog carry a broad selection of brand name products, including products from Black & Decker, Bosch, Delta, DeVilbiss, DeWalt, Emglo, Freud, Hitachi, Makita, Milwaukee, Porter-Cable, Ryobi, Skil and Stanley Bostitch. In addition, the Company sells private label products under its Reliant, Carb-Tech and Vulcan trademarks. Most brand name and private label products are generally sold with a one year limited manufacturer's parts and labor warranty.

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

      The Company's Golf Day retail stores and mail order catalog sell a broad selection of golf equipment and supplies, including clubs, club components, bags, balls, golf shoes, apparel, hand carts, training aids, accessories and gift items. The Company carries leading brand name golf products, including products from Adams, Callaway, Cleveland, Cobra, Etonic, Foot-Joy, Hogan, MacGregor, Nike, Olimar, Spalding, Taylor Made, Titleist, Tommy Armour and Wilson. In addition, the Company sells private label golf merchandise under its Honors trademark. The Company selects golf products using similar criteria as those applied in the selection of tools and accessories.

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

      At February 27, 1999, the Company operated 121 Woodworkers Warehouse stores, 28 Post Tool stores and 82 Golf Day stores. Of the Woodworkers Warehouse stores, 33 were located in New York, 24 in Pennsylvania, 17 in Massachusetts, 14 in New Jersey, 10 in New Hampshire, 9 in Connecticut, 7 in Maine, 3 in Delaware, 2 in Rhode Island, and 2 in Vermont. Of the Post Tool stores, 26 are located in California and 2 in Nevada. Of the 82 Golf Day stores, 20 are located in Massachusetts, 16 in New York, 13 in New Jersey, 8 in Connecticut, 8 in Pennsylvania, 6 in New Hampshire, 4 in Maine, 4 in California, 2 in Delaware, and 1 in Rhode Island.

      The Company's Woodworkers Warehouse and Golf Day retail store operations are currently divided into regional districts, with each district containing from 18 to 22 stores. The Company evaluates the performance of its stores on a continuous basis and will close any store which is not adequately contributing to the profitability of the Company. During fiscal 1998, the Company closed 6 tool stores as well as 3 golf stores.

      The Company trains its employees to explain and demonstrate to customers the use and operation of the Company's merchandise and to develop good salesmanship. All new employees attend the Company's in-house training program, Trend-Lines University. Skills are further enhanced through on-the-job training combined with the use of Company-developed manuals. Sales personnel attend in-house training sessions conducted by experienced salespeople or manufacturer's representatives and receive sales, product and other information in periodic meetings with managers.

Catalog Operations

      The Company usually produces four versions of each of the Trend-Lines and Golf Day catalogs annually. The Company mailed approximately 11.1 million copies of its Trend-Lines catalog and approximately 11.3 million copies of its Golf Day catalog during fiscal year 1998. The Trend-Lines and Golf Day catalog mailing lists total approximately 1.1 million and 890,000 customers (comprised of selected previous buyers), respectively, and are supplemented with various rented lists. The Company's catalogs are mailed to prospective purchasers throughout the United States.

      Catalogs are sent to persons on the Company's mailing list, persons who have made inquiries, and persons on lists which the Company rents from or exchanges with compatible companies. The Company continually prospects for new customers by testing new mailing lists, media and other programs in order to cost effectively increase the size of the Company's proprietary customer mailing lists. The Company also strives to generate more incremental revenue from existing customers. Through the use of its management information systems, the Company constantly monitors the product mix contained in its catalogs in order to maximize profitability and satisfy its customers' needs.

      A substantial majority of the Company's catalog orders and customer inquiries are received daily by a sophisticated call management distribution system via incoming toll free "800" numbers. This system distributes calls to trained customer service representatives and provides detailed call reporting and analysis. The Company provides technical assistance to its customers, on a toll-call basis. The Company usually ships orders within 48 hours after receipt. In addition, the Company offers express delivery.

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

Suppliers

      The power and hand tool and golf equipment businesses both rely on major vendors with well known brand names, as well as smaller specialty vendors. In fiscal 1998, one of the Company's vendors accounted for approximately 11% of the Company's purchases. The Company believes its vendor relationships are satisfactory.

      In fiscal 1998, approximately 11% of the Company's tool products and 2% of the Company's golf products were purchased from overseas vendors. A substantial portion of the tool and golf products sold under the Company's private labels are purchased from overseas vendors. The majority of the Company's overseas purchases are from Taiwan and, to a lesser extent, Korea, China, England, Germany and Switzerland. This portion of the Company's business is subject to the risks generally associated with conducting business abroad, including adverse fluctuations in currency rates, changes in import duties or quotas, the imposition of taxes or other charges on imports, and disruptions or delays in shipment or transportation. To date, these factors have not had a material adverse impact on the Company's operations.

Distribution

      The Company leases a 286,000 square foot distribution center in Revere, Massachusetts, just outside of Boston. The facility also houses the Company's corporate offices and telemarketing operation. The distribution center serves the Woodworkers Warehouse and Golf Day retail stores and the woodworking and golf catalogs. The Company leases a 51,000 square foot warehouse facility in Chelsea, Massachusetts, which is used for additional storage and processing of product returns. In addition, the Company leases a 48,000 square foot distribution center in Hayward, California for its Post Tool stores.

      The geographic concentration of its stores facilitates the Company's ability to make deliveries to stores on a frequent basis, provide it with significant labor and freight savings, and enable it to restock its stores' inventories promptly and efficiently from its distribution centers.

Management Information Systems

      The Company has invested significant resources in its management information systems, which are located at its corporate headquarters in Revere, Massachusetts and have been integrated with its Post Tool operations in California. These systems, which consist of a full range of retail, financial and merchandising systems, include inventory distribution and control, order fulfillment and inventory replenishment, staffing, sales and marketing analyses and financial and merchandise reporting. The Company's in-store point-of-sale computer system provides operational data to management on a daily basis that is used to track sales and forecast inventory requirements. The Company's inventory control systems provide for automated replenishment of merchandise to each of the Company's stores. The warehouse picking for the weekly store replenishment considers store sales through the close of business of the previous day.

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

Competition

      The Company's tool and golf businesses are highly competitive and compete with a number of other retailers, mail order catalogs, internet websites and magazine advertisers. Retail store competitors of the Company's tool stores include home centers, lumber yards, hardware stores, mass merchandisers, independent tool stores, industrial dealers and other specialty stores. Retail store competitors of the Company's golf stores include sporting goods stores, mass merchandisers, pro shops and other golf specialty stores.

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

Registered Trademarks and Service Marks

      Golf Day(Registered Trademark), Woodworkers Warehouse(Registered Trademark), Trend-Lines(Registered Trademark), Trend-Lines Woodworking Tools & Supplies(Registered Trademark), Golf Express(Registered Trademark), Carb-Tech(Registered Trademark), Post Tool(Registered Trademark), Reliant(Trademark), Vulcan(Registered Trademark) and Honors(Registered Trademark) are trademarks or service marks of the Company. The Company intends to continue to register, when deemed appropriate, trademarks and service marks. The Company may also register trade names, when deemed appropriate.

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

Employees

      The Company relies on many part time, flex time and seasonal employees to meet its needs. At February 27, 1999, the Company employed 1,712 persons, of whom 1,098 were full time and 614 were part time. In January, 1999, there were twelve employees at the Company's Hayward distribution center that voted to be represented by a labor union in California. The Company is currently negotiating a labor contract with the labor union. The Company considers its employee relations to be satisfactory with its employees.

Executive Officers

Name                Age                  Position
----                ---                  --------
Stanley D. Black    62    Chairman of the Board of Directors and
                              Chief Executive Officer

Richard Griner      55    President, Chief Operating Officer and Director

Karl P. Sniady      46    Executive Vice President, Finance and Administration,
                              Chief Financial Officer and Director

Walter Spokowski    42    Executive Vice President, Merchandising

Richard A. Binder   54    Vice President, Legal and General Counsel

Frank P. Bussone    53    Vice President, Marketing

Ronald L. Franklin  53    Vice President, Finance, Treasurer, and Director

Kathleen Harris     40    Vice President, Human Resources

John A. McGregor    50    Vice President, Golf Day Merchandising

Jayne Pendergast    43    Vice President, Information Systems

Norman W. Zagorsky  61    Vice President, Purchasing

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

      Walter Spokowski joined Trend-Lines as Executive Vice President, Merchandising in March, 1997. From 1984 to February, 1997, Mr. Spokowski was with The Home Depot, Inc., the world's largest home improvement retailer. Mr. Spokowski served as Divisional Merchandising Manager for the Southeast Division from September, 1994 to March, 1997.

      Richard A. Binder has been Vice President and General Counsel of the Company since August 1997. From 1992 until August 1997, Mr. Binder was associated with the law firm of Barsh and Cohen, P.C. specializing in commercial law and real estate acquisitions.

      Frank P. Bussone has been Vice President, Marketing since January 1995. Mr. Bussone served as Director of Marketing of the Company from January 1988 until January 1995.

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

      John A. McGregor has been Vice President, Golf Day Merchandising since August 1993.

      Jayne Pendergast has been Vice President, Information Systems since June, 1998. From April, 1997 to May, 1998, Ms. Pendergast was Director, Applications Development for Intrepid Systems. From 1993 to 1997, she was Director, Systems Development for Casual Corner.

      Norman W. Zagorsky has been Vice President, Purchasing since January 1997 and Vice President, Trend-Lines Merchandising from March 1987 to January, 1997.

ITEM 2.   PROPERTIES

      The Company's principal executive offices and its distribution and centralized telemarketing operation are currently located in a common facility in Revere, Massachusetts, where the Company leases an aggregate of approximately 286,000 square feet of space. This lease expires in November, 2004 and has two five-year renewal options. The Company also leases a distribution facility in Hayward, California with approximately 48,000 square feet of space. This lease expires on May 31, 2001 and has a seven-year renewal option. In addition, the Company leases a 51,000 square foot warehouse facility in Chelsea, Massachusetts from an affiliate of Stanley D. Black, the Chairman of the Board and Chief Executive Officer of the Company. This lease expires in 2005. The Company is using this space for additional storage and processing of product returns.

      At February 27, 1999, the Company operated 231 stores, all but two of which were leased. The leases typically provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term. In all cases, the Company pays fixed annual rents. Many of the Company's leases provide for an increase in annual fixed rental payments during the lease term and allow the Company to terminate the lease before the end of the lease term without penalty so long as proper notice is provided. Most leases also require the Company to pay real estate taxes, maintenance and repair costs, insurance, utilities and, in shopping center locations, to make contributions toward the shopping center's common area operating costs. At February 27, 1999, the Company's store leases, assuming the Company does not exercise its lease renewal options, were scheduled to expire as follows:

                   Year Lease              Number of Store Leases
                  Terms Expire                    Expiring
                   1999-2001                         81
                   2002-2004                        123
                   2005-2006                         13
                   2007 and later                    12

ITEM 3.   LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

      None

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

      The Class A Common Stock is included in the Nasdaq National Market under the symbol "TRND." Prior to June 23, 1994, there was no public market for the Class A Common Stock. The following table sets forth the high and low sales prices for the Class A Common Stock for the periods indicated as reported by the Nasdaq National Market, adjusted to reflect a three-for-two stock split paid on September 1, 1995.

                                               High            Low
Fiscal Year Ended February 27, 1999
       First Quarter                           $9.13          $4.81
       Second Quarter                          $5.88          $2.38
       Third Quarter                           $3.13          $1.25
       Fourth Quarter                          $5.00          $1.75

Fiscal Year Ended February 28, 1998
       First Quarter                           $7.44          $5.00
       Second Quarter                          $7.75          $6.00
       Third Quarter                           $8.50          $6.38
       Fourth Quarter                          $7.63          $6.13

Fiscal Year Ended March 1, 1997
       First Quarter                           $6.00          $3.50
       Second Quarter                          $5.25          $3.88
       Third Quarter                           $5.38          $3.50
       Fourth Quarter                          $6.00          $4.63

      At April 30, 1999 the last reported sales price of the Class A Common Stock on the Nasdaq National Market was $2.625 per share. At April 30, 1999 there were approximately 3,600 stockholders of record of the Class A Common Stock.

Dividends

      The Company does not anticipate declaring any cash dividends in the foreseeable future. It is the current policy of the Company to retain any earnings to finance the operations and expansion of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to the Company for each of the last five fiscal years.

                                                                        Fiscal Years Ended
                                                                        ------------------
                                                               (In thousands, except per share data)

                                                February 27,  February 28,   March 1,     March 2,   February 28,
                                                    1999         1998          1997       1996 (1)       1995
                                                    ----         ----          ----       --------       ----
STATEMENTS OF OPERATIONS DATA (2):
  Net sales                                      $ 262,550     $231,143      $208,582    $ 174,795     $128,332
  Cost of sales                                    181,577      157,129       139,871      117,447       79,442
                                                 ---------     --------      --------    ---------     --------
  Gross profit                                      80,973       74,014        68,711       57,348       48,890
  Selling, general and administrative expenses      86,393       63,483        61,045       59,845       40,096
  Restructuring charge                                  --           --            --        1,397           --
                                                 ---------     --------      --------    ---------     --------
  Income (loss) from operations                     (5,420)      10,531         7,666       (3,894)       8,794
  Interest expense, net                              5,580        3,239         2,355        1,654          373
                                                 ---------     --------      --------    ---------     --------
  Income (loss) before provision (benefit)
    for income taxes                               (11,000)       7,292         5,311       (5,548)       8,421
  Provision (benefit) for income taxes              (3,590)       2,844         2,061       (2,229)       2,990
                                                 ---------     --------      --------    ---------     --------
  Net income (loss)                                 (7,410)    $  4,448      $  3,250    ($  3,319)    $  5,431
                                                 =========     ========      ========    =========     ========
  Pro forma net income (loss) (3)                                                                      $  5,051
                                                                                                       ========
  Basic net income (loss) per share (4)          ($   0.70)    $   0.42      $   0.30    ($   0.33)    $   0.59
  Diluted net income (loss) per share (4)        ($   0.70)    $   0.40      $   0.29    ($   0.33)    $   0.56
                                                 =========     ========      ========    =========     ========
  Basic weighted average of shares
    outstanding (4)                                 10,648       10,588        10,973       10,163        8,541
  Diluted weighted average number of shares
    outstanding (4)                                 10,648       11,122        11,255       10,163        8,966
STORE OPERATING DATA:
  Net store sales (000's)                        $ 217,031     $171,612      $140,342    $  98,515     $ 52,578
  Percentage increase (decrease) in
    comparable net store sales (5)                     1.3%         9.8%         19.6%        (0.3%)        1.4%
  Number of stores at end of period
    Tool stores                                        149          133           119          111           82 (6)
    Golf stores                                         82           71 (7)        40           30           10
CATALOG OPERATING DATA:
  Net catalog sales                              $  45,519     $ 59,531      $ 68,240    $  76,280     $ 75,754

                                                February 27,  February 28,   March 1,     March 2,   February 28,
                                                    1999         1998          1997       1996 (1)       1995
                                                    ----         ----          ----       --------       ----
BALANCE SHEET DATA:
Working capital                                  $  11,712     $ 21,774      $ 30,060    $  31,406     $ 17,224
Total assets                                       192,938      155,452       121,054      100,658       66,539
Total debt                                          81,851       45,760        27,757       21,292       12,071
Stockholders' equity                                40,442       47,751        43,406       42,288       25,854


(1) The Company changed its fiscal year-end to the Saturday closest to the last day of February. As a result, the Company's 1995 Fiscal Year, which ended on March 2, 1996, is a 53 week year and includes three extra days compared to the prior year.
(2) The Company operated as an S Corporation from March 1, 1987 through June 28, 1994 and, as a result, its taxable income (loss) during that period was passed through to its stockholders for federal income tax purposes. Accordingly, the historical financial statements do not include a provision for federal and state taxes for operations through June 28, 1994, except for certain state income taxes imposed at the corporate level.
(3) Pro forma net income (loss) gives effect to a provision for income taxes that would have been required had the Company been taxed as a C Corporation from March 1, 1993 through June 28, 1994.
(4) Adjusted to reflect a three-for-two split of the Class A and Class B Common Stock paid on September 1, 1995 and July 17, 1996, respectively. See Note 6 to Notes to Consolidated Financial Statements.
(5) Calculated using net sales of comparable stores opened for at least a 13 month period.
(6)  Reflects the purchase in January 1995 of 17 tool stores.
(7)  Reflects the acquisition in January 1998 of 13 golf stores.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      In recent years, the Company's net sales have been primarily attributable to its retail store business. During fiscal 1998, the Company continued the expansion of its retail store operations, opening 36 tool and golf stores. The Company expects that the expansion of its retail store operations will generate the Company's future growth. At February 27, 1999, the Company operated 149 Woodworkers Warehouse and Post Tool stores and 82 Golf Day stores.

      The following table presents net sales and gross margin data of the Company for the periods indicated:

                                             Fiscal Years Ended

                           February 27,           February 28,          March 1,
                               1999                  1998                 1997
                               ----                  ----                 ----
                                   (In thousands, except percentage data)

Net Sales:
    Retail
             Tools          $148,444               $133,000            $115,183
             Golf             68,587                 38,612              25,158

    Catalog
             Tools            27,945                 34,451              43,283
             Golf             17,574                 25,080              24,958
                              ------                 ------              ------

Total                       $262,550               $231,143            $208,582
                            ========               ========            ========


Gross Margin                  30.8%                  32.0%               32.9%
                              ====                   ====                ====

      The Company's catalog sales yield higher gross profit margins than retail store sales as a result of differences in product mix and greater promotional pricing in retail stores. Therefore, the Company anticipates that its total gross profit as a percentage of net sales will decrease as retail store sales become a greater percentage of the Company's total sales. During fiscal 1998, the Company experienced a 1.2% decrease in its gross profit as a percentage of net sales as compared to fiscal 1997, primarily as a result the Company's changing sales mix: retail sales increased to 83% of total sales as compared to 74% of 1997 total sales. With respect to both catalog and retail store operations, sales of golf products have yielded higher gross profit percentages than sales of tools.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                 Fiscal Years Ended
                                                 ------------------

                                      February 27,   February 28,     March 1,
                                         1999           1998            1997
                                         ----           ----            ----

Net Sales                                100.0 %        100.0 %        100.0 %
Cost of  Sales                            69.2           68.0           67.1
                                      ------------   ------------    ----------
Gross Profit                              30.8           32.0           32.9
Selling, General and
     Administrative Expenses              32.9           27.4           29.2
                                      ------------   ------------    ----------
(Loss) Income From Operations             (2.1)           4.6            3.7
Interest Expense, net                      2.1            1.4            1.1
                                      ------------   ------------    ----------

(Loss) Income Before Income Taxes         (4.2)%          3.2 %          2.6 %
                                      ============   ============    ==========

Fiscal 1998 versus Fiscal 1997

      Net sales for fiscal 1998 increased by $31.4 million, or 13.6%, from $231.1 million for fiscal 1997 to $262.5 million. Net retail sales for fiscal 1998 increased $45.4 million or 26.5% from $171.6 million for fiscal 1997 to $217.0 million. However, net catalog sales for fiscal 1998 decreased $14.0 million or 23.5%, from $59.5 million for the fiscal 1997 to $45.5 million for fiscal 1998. The decrease in net catalog sales was attributable to the Company's opening of retail stores in areas only previously served by its catalog as well as to distribution difficulties experienced during the first half of fiscal 1998, which were a result of problems encountered during the implementation of a warehouse management system. The Company plans to continue its practice of not mailing catalogs to areas where it operates retail stores. The revenue growth of retail stores is attributable to the maturation and expansion of the Company's retail store base. The store base expanded by 13.2% from 204 locations at the end of fiscal 1997 to 231 locations at the end of fiscal 1998. For fiscal 1998, comparable net store sales for tool and golf stores, increased by .5% and 4.3%, respectively, as compared to fiscal 1997. Comparable net sales for all stores increased by 1.3% for fiscal 1998.

      Following is a summary of retail store growth.

                                                      Fiscal Years Ended
                                           -----------------------------------

                                           February 27,  February 28,  March 1,
                                               1999          1998        1997

Stores operated at the beginning of
 the fiscal year
          Tools                                 133           119        111
          Golf                                   71            40         30
                                           -----------------------------------
                  Total                         204           159        141
Stores opened during the fiscal year
          Tools                                  22            18         15
          Golf                                   14            33         11
                                           -----------------------------------
                  Total                          36            51         26
Stores closed during the fiscal year
          Tools                                   6             4          7
          Golf                                    3             2          1
                                           -----------------------------------
                  Total                           9             6          8
Stores operated at the end of the
 fiscal year
          Tools                                 149           133        119
          Golf                                   82            71         40
                                           -----------------------------------
                  Total                         231           204        159
                                           ===================================

      Gross profit for fiscal 1998 increased $7.0 million, or 9.4%, from $74.0 million for fiscal 1997 to $81.0 million for fiscal 1998. As a percentage of net sales, gross profit decreased 1.2% from 32.0% of net sales for fiscal 1997 to 30.8% for fiscal 1998. The decrease in gross profit as a percentage of net sales was primarily due to the Company's changing sales mix, given the percentage increase in retail store sales. Since the catalog business has higher gross margins than retail store operations, gross margins will decrease as catalog sales decrease.

      Selling, general and administrative expenses for fiscal 1998 increased $22.9 million, or 36.1%, from $63.5 million for fiscal 1997 to $86.4 million for fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased 5.4% from 27.4% of net sales in fiscal 1997 to 32.9% of net sales in fiscal 1998. The dollar increases in selling, general and administrative expenses are primarily related to the Company's continuing retail expansion to 231 locations, which is a 13% increase in the number of stores operated, as well as due to distribution difficulties experienced during the first half of fiscal 1998, which were a result of problems encountered during the implementation of a warehouse management system. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower than anticipated sales, coupled with increases in selling and administrative expenses related to new stores and resolution of warehouse management implementation issues.

      Interest expense, net of interest income, for fiscal 1998 increased by $2.3 million from $3.2 million in fiscal 1997 to $5.6 million in fiscal 1998. The increase in interest expense was attributable to the increase in the amount outstanding under the Company's bank credit facility.

Fiscal 1997 versus Fiscal 1996

      Net sales for fiscal 1997 increased by $22.5 million, or 10.8%, from $208.6 million in fiscal 1996 to $231.1 million in fiscal 1997 as a result of a $31.2 million, or 22.3%, increase in net store sales, and a $8.7 million, or 12.8%, decrease in net catalog sales. The increase in net store sales was primarily due to the net addition of 45 new stores as well as the impact of a full year of operations for 26 stores opened in the previous fiscal year. In addition, comparable store sales increased by 9.8%. The Company believes that the increase in comparable net store sales was a result of adopting a more promotional pricing strategy as well as closing 8 stores in fiscal 1996 and 6 stores in fiscal 1997. The decrease in net catalog sales was attributable to a 20.4% decrease in sales from the Company's Trend-Lines catalog as compared to fiscal 1996. Sales from the Company's Golf Day catalog increased 0.5% as compared to fiscal 1996. The opening of retail stores in areas previously only serviced by its catalogs has resulted in a decrease in the Company's catalog sales in those areas.

      Gross profit for fiscal 1997 increased 7.7%, from $68.7 million in fiscal 1996 to $74.0 million in fiscal 1997. As a percentage of net sales, gross profit decreased to 32.0% in fiscal 1997, compared to 32.9% in fiscal 1996. The decrease in gross profit as a percentage of net sales was primarily due to the Company's changing sales mix. The catalog business has both substantially higher gross margins and expenses than does a retail store. Therefore, as the contribution from retail stores becomes a larger proportion of total sales, gross margins and selling, general and administrative expense will have a natural downward bias.

      Selling, general and administrative expenses for fiscal 1997 increased 4.0%, from $61.0 million in fiscal 1996 to $63.5 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 27.4% in fiscal 1997 from 29.2% in fiscal 1996. The increases in selling, general and administrative expenses were primarily related to the Company's retail expansion. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased operational efficiencies associated with the Company's expansion and the lower cost of operating retail stores as compared to catalog operations.

      In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of $1.4 million, representing the costs associated with reorganizing its operations. These costs included the rent and related expenses for the closing of 12 retail store locations, (of which 6 were closed late in the fourth quarter of fiscal 1995 and the remainder were closed in fiscal 1996), and expenses related to the consolidation of the Company's distribution centers and the severance and related benefits for terminated employees.

      Approximately $.3 million and $1.1 million was charged against the restructuring reserve in fiscal 1997 and 1996, respectively, and as of February 28, 1998 the restructuring was complete.

      Interest expense, net of interest income for fiscal 1997, increased from $2.4 million in fiscal 1996 to $3.2 million in fiscal 1997. The increase in interest expense is attributable to an increase in the Company's bank debt, including the borrowing for the acquisition of Golf Acquisition Limited Partnership and related bank debt interest rate.

Liquidity and Capital Resources

      The Company incurred operating losses during fiscal 1998 and used funds provided by its bank credit facility to meet its cash operating needs. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth and interest coverage ratios and limitations on capital expenditures. At February 27, 1999, the Company was in compliance with all financial covenants.

      Pursuant to an amendment with its bank dated as of February 23, 1999, the bank amended the credit facility with respect to the commitment level of the facility as well as financial covenants and advance rates for future periods. The commitment level of the credit facility was increased from $80 million to $100 million. The modified covenants require the Company to maintain an interest coverage ratio of 2.00 : 1.00 for the second half of fiscal 1998, 2.00 : 1.00 for the nine months ended May 31, 1999, and 2.00 : 1.00, on a rolling 12 month basis for each quarter, thereafter. The adjusted tangible net worth as of the last day of fourth fiscal quarter of 1998 and first fiscal quarter of 1999 must be at least $40.0 million, the second and third fiscal quarter of 1999 must be at least $41.0 million, and for the fourth fiscal quarter 1999 and each fiscal quarter thereafter, adjusted tangible net worth must be at least $42.0 million. Capital expenditures may not exceed $6.75 million for fiscal 1998 and $6.0 million for any fiscal year thereafter.

      The Company believes that projected cash flows from operations in combination with current available resources are sufficient to meet working capital needs, such as store openings and debt payments. Achievement of projected cash flows from operations, however will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control, and there can be no assurance that the Company's plans will be achieved. In addition, the Company borrows funds on a variable rate basis and continued compliance with loan covenants is partially dependent on relative interest rate stability. If projected cash flows from operations are not realized, or if there are significant increases in interest rates, then the Company may have to explore various available alternatives, including obtaining further modification to its existing lending arrangements or attempting to locate additional sources of financing.

      The Company's working capital decreased by $10.1 million, from $21.8 million as of February 28, 1998 to $11.7 million as of February 27, 1999. The decrease resulted primarily from an increase in the net borrowings under the Company's bank credit facility of $36.4 million, which was offset by a $29.1 million increase in inventory.

      During fiscal 1998, the cash used in operating activities was approximately $29.3 million. The primary uses of the cash were for a net loss of $7.4 million, a $29.0 million increase in inventories, and a $1.1 million decrease in deferred income taxes, all of which was offset by a $8.8 million increase in accounts payable.

      The net cash used in investing activities was approximately $6.4 million. The main use of the cash was for the purchase of property and equipment required for the Company's retail expansion.

      The net cash provided by financing activities was approximately $35.6 million, primarily attributable to the increase in borrowings on the Company's bank credit facility of $36.4 million.

      During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank (the "credit facility") that, as amended during fiscal 1998, expires on December 31, 2001. The credit facility bears interest at the bank's reference rate plus .75% (9.25% at February 27, 1999) or LIBOR plus 2.25% (7.18% at February 27, 1999). If for any 12 month rolling period the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amounts reserved for outstanding letters of credit.

      At February 27, 1999, the Company had approximately $80.2 million of borrowings outstanding and approximately $.4 million of letters of credit outstanding. The Company had approximately $1.0 million in available borrowings under this facility at February 27, 1999. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures.

      The Company anticipates that in fiscal 1999, it will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company estimates that the cost of opening a new tool store (exclusive of distribution center inventory) averages approximately $380,000, of which $315,000 consists of inventory. The cost of opening a new golf store is approximately $510,000, of which $375,000 consists of inventory. In each case, a portion of the inventory investment is financed with trade credit. The Company opened 22 new tool stores and 14 new golf stores, and closed 6 tool stores and 3 golf stores in fiscal 1998. For fiscal 1999, the Company currently plans to open ten to fifteen stores.

YEAR 2000

      Like many other companies, the Year 2000 computer issue creates risk for the Company. If both information technology systems and imbedded technology do not correctly recognize date information on and subsequent to January 1, 2000, it could have an adverse impact on the Company's operations. The Company is currently updating its software to accommodate programming logic that properly interprets Year 2000 dates, which is planned to be completed by September, 1999. A review of embedded technology used in equipment provided by outside vendors with the manufacturers of such equipment, is planned to be completed by July, 1999. The Company does not anticipate difficulty in resolving issues related to embedded technology in the equipment provided by other manufacturers. The Company is also inquiring of important third party vendors regarding their readiness, and this review is planned to be completed by July, 1999. Except for merchandising and call center applications, all software is under maintenance agreements by software companies that provide updated, Year 2000 compliant software. The Company is in the process of replacing its call center and merchandising software with new, Year 2000 compliant applications to be supplied by outside vendors at a cost estimated at approximately $2.0 million. This new software is planned to be installed, tested and fully functional by August, 1999. Funds for this expenditure will be provided by either operating activities or the Company's revolving credit facility.

      Based on the Company's work to date and assuming that the Company's call center and merchandising software replacement projects can be implemented as planned, the Company believes that it will be Year 2000 compliant and that future costs relating to the Year 2000 issue will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

      Since the Company relies on third-party suppliers for many systems, products and services including merchandise, telecommunications and call center support, the Company could be adversely affected if these suppliers do not make necessary changes to their own systems and products successfully and in a timely manner, and there can be no assurance that such third parties will provide complete or accurate Year 2000 readiness disclosures.

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

      The Company expects to evaluate the status of its contingency plans after it has completed the remediation phase of the Y2K project for its information systems. In addressing issues not resolved or contemplated for its systems, the Company plans to allocate internal resources and may retain dedicated consultants and vendor representatives to be available to take corrective action, if necessary. However, the Company will adjust and adopt additional plans if situations arise requiring modifications to existing contingency plans or new contingency plans, as required.

Impact of Inflation

      The Company does not believe that inflation has had a material impact on its net sales or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) increased competition, a change in the retail business in the tool and/or golf sectors or a change in the Company's merchandise mix; (iii) a change in the Company's advertising, pricing policies or its net product costs after all discounts and incentives; (iv) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (v) the Company's ability to achieve its plans and strategies of growth will be dependent on maintaining adequate bank and other financing; (vi) the timing and effectiveness of programs dealing with the Year 2000 issue and the Company's warehouse management system; and (vii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended February 27, 1999.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1 Business under the caption "Executive Officers and Other Significant Employees" in this report, and by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)   CONSOLIDATED FINANCIAL STATEMENTS                                  Page

 Report of Independent Public Accountants.................................. F-2
 Consolidated Balance Sheets as of February 27, 1999 and
     February 28, 1998..................................................... F-3
 Consolidated Statements of Operations for the Fiscal Years Ended
     February 27, 1999, February 28, 1998 and March 1, 1997................ F-4
 Consolidated Statements of Stockholders' Equity for the Fiscal Years
     Ended February 27, 1999, February 28, 1998 and March 1, 1997.......... F-5
 Consolidated Statements of Cash Flows for the Fiscal Years Ended
     February 27, 1999, February 28, 1998, and March 1, 1997............... F-6
 Notes to Consolidated Financial Statements................................ F-7

(A)(2)   FINANCIAL STATEMENT SCHEDULES

      Schedule II  -- Valuation and Qualifying Accounts.................... S-1

      Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)(3)   EXHIBITS

      Exhibit
       Number                      Reference

     **  3.01    Revised Articles of Organization, as amended.              A

     **  3.02    Restated By-Laws.                                          A

     **  4.01    Specimen Certificate of Class A Common Stock.              A

     **  4.02    Description of Capital Stock (contained in the Form        A
                 of the Registrant's Restated Articles of Organization referenced above).

   *,** 10.01    1993 Amended and Restated Stock Option Plan.               A

   *,** 10.02    1994 Non-Qualified Stock Option Plan For Non-              A
                 Employee Directors.

   *,** 10.03    Form of Indemnification Agreement for directors            A
                 and officers of Registrant.

     ** 10.07    Agreement of Merger dated as of July 1, 1993               A
                 between Coburn Investments, Inc. and the Registrant.

     ** 10.08    Master Note dated November 20, 1993, payable to            A
                 Coburn Investments, Inc. to the Registrant, with related Loan and Security Agreement.

     ** 10.10    Commercial Lease dated December 3, 1987, as amended        A
                 as of November 1, 1993, between Stanley D. Black
                 Trustee of Mystic Limited Realty Trust and the
                 Registrant.

     ** 10.11    Three Promissory Notes, dated July 1, 1989, payable        A
                 by the Registrant to Stanley D. Black, and related
                 Security Agreement.

     ** 10.12    Warehouse lease dated July 11, 1994 between Syroco,        B
                 Inc. and the Registrant.

     ** 10.13    Loan and Security Agreement dated July 3, 1996             C

     ** 10.14    Purchase and Sale Agreement dated as of December 19,       D
                 1994 between Post Tool, Inc. and the Registrant.

     ** 10.15    Asset Purchase Agreement dated as of December 31,          E
                 1997 between Golf Acquisitions Limited Partnership and the Registrant

        10.16    Amended and Restated Loan and Security                  Filed
                 Agreement dated February 23, 1999                      herewith

     ** 21.01    Subsidiaries of the Registrant.                            F

        23.01    Consent of Arthur Andersen LLP.                         Filed
                                                                        herewith

        27.00    Financial Data Schedule                     Filed herewith only
                                                             in electronic form

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

D Incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K dated January 1, 1995.

E Incorporated by reference to Exhibit 10.15 to the Company's annual report on Form 10-K for the fiscal year ended February 28, 1998.

F Incorporated by reference to Exhibit 21.01 to the Company's annual report on Form 10-K for the fiscal year ended March 2, 1996.

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

                                   TREND-LINES, INC.


Date: May 26, 1999                 By: /s/ Stanley D. Black
                                       ------------------------------
                                       Stanley D. Black, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                          TITLE                           DATE

/s/  STANLEY D. BLACK     Director and Chief Executive Officer      May 26, 1999
---------------------
Stanley D. Black

/s/ KARL P. SNIADY        Director and Executive Vice President,    May 26, 1999
---------------------     Finance and Administration (Principal
Karl P. Sniady            Financial and Accounting Officer)

/s/ RONALD L. FRANKLIN    Director                                  May 26, 1999
---------------------
Ronald L. Franklin

/s/ RICHARD GRINER        President, Chief Operating Officer        May 26, 1999
---------------------     and Director
Richard Griner

s/ RICHARD A. MANDELL     Director                                  May 26, 1999
---------------------
Richard A. Mandell

/s/ IRWIN WINTER          Director                                  May 26, 1999
---------------------
Irwin Winter

                        TREND-LINES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of February 27, 1999 and February 28,1998     F-3

Consolidated Statements of Operations for the Fiscal Years Ended
 February 27,1999, February 28,1998 and March 1, 1997                        F-4

Consolidated Statements of Stockholder's Equity for the Fiscal Years
 Ended February 27,1999, February 28,1998, and March 1, 1997                 F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
 February 27,1999, February 28,1999, and March 1, 1997                       F-6

Notes to Consolidated Financial Statements                                   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trend-Lines, Inc.:

We have audited the accompanying consolidated balance sheets of Trend-Lines, Inc. (a Massachusetts corporation) and subsidiary as of February 27, 1999 and February 28, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 27, 1999, February 28, 1998, and March 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend-Lines, Inc. and subsidiary as of February 27, 1999, and February 28, 1998, and the results of their operations and their cash flows for the years ended February 27, 1999, February 28, 1998 and March 1, 1997, in conformity with generally accepted accounting principles.

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


                                                   /S/ ARTHUR ANDERSEN LLP
Boston, Massachusetts
April 23, 1999

                        TREND-LINES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                           February 27,   February 28,
                                                                               1999           1998
                                                                           ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $     540      $     669
  Accounts receivable, net                                                     22,270         18,546
  Inventories                                                                 131,219        102,172
  Prepaid expenses and other current assets                                     9,508          6,906
                                                                            ---------      ---------

           Total current assets                                               163,537        128,293

PROPERTY AND EQUIPMENT, NET                                                    21,413         19,387

INTANGIBLE ASSETS, NET                                                          6,621          6,973

OTHER ASSETS                                                                    1,367            799
                                                                            ---------      ---------

                                                                            $ 192,938      $ 155,452
                                                                            =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank credit facility                                                      $  80,152      $  43,801
  Current portion of capital lease obligations                                  1,028            777
  Accounts payable                                                             62,589         53,830
  Accrued expenses                                                              8,056          8,111
                                                                            ---------      ---------

           Total current liabilities                                          151,825        106,519
                                                                            ---------      ---------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                 671          1,182
                                                                            ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
    Class A --
      Authorized - 20,000,000 shares
      Issued - 6,469,553 and 6,385,178 shares at
        February 27, 1999 and February 28, 1998, respectively                      64             64
    Class B --
      Authorized - 5,000,000 shares
      Issued and outstanding - 4,681,082 and 4,738,066 shares at
        February 27, 1999 and February 28, 1998, respectively                      47             47
Additional paid-in capital                                                     41,625         41,524
Retained earnings                                                               1,166          8,576
Less: 500,000 Class A shares held in treasury at February 27, 1999
      and February 28, 1998, at cost                                           (2,460)        (2,460)
                                                                            ---------      ---------

           Total stockholders' equity                                          40,442         47,751
                                                                            ---------      ---------

                                                                            $ 192,938      $ 155,452
                                                                            =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         FISCAL YEARS ENDED

                                                             February 27,    February 28,   March 1,
                                                                 1999            1998         1997
                                                             ------------    -----------   -----------
NET SALES                                                    $    262,550    $   231,143   $   208,582
COST OF SALES                                                     181,577        157,129       139,871
                                                             ------------    -----------   -----------

  Gross Profit                                                     80,973         74,014        68,711

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       86,393         63,483        61,045
                                                             ------------    -----------   -----------

  (Loss) Income from operations                                    (5,420)        10,531         7,666

INTEREST EXPENSE, NET                                               5,580          3,239         2,355
                                                             ------------    -----------   -----------

  (Loss) Income before (benefit) provision for income taxes       (11,000)         7,292         5,311

(BENEFIT) PROVISION FOR INCOME TAXES                               (3,590)         2,844         2,061
                                                             ------------    -----------   -----------

  Net (Loss) income                                          $     (7,410)   $     4,448   $     3,250
                                                             ============    ===========   ===========


BASIC NET (LOSS) INCOME PER SHARE                            $      (0.70)   $      0.42   $      0.30
                                                             ============    ===========   ===========

DILUTED NET (LOSS) INCOME PER SHARE                          $      (0.70)   $      0.40   $      0.29
                                                             ============    ===========   ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)             10,648,366     10,588,021    10,973,416
                                                             ============    ===========   ===========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)           10,648,366     11,122,417    11,255,362
                                                             ============    ===========   ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                       TREND-LINES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                           CLASS A               CLASS B
                                        COMMON STOCK          COMMON STOCK    Additional             TREASURY STOCK       Total
                                    Number      $.01      Number       $.01    Paid-in   Retained   Number            Stockholders'
                                   of Shares  Par Value  of Shares   Par Value Capital   Earnings  of Shares  Amount      Equity
                                   ---------  ---------  ---------   --------- -------   --------  ---------  ------      ------

BALANCE, MARCH 2, 1996              6,252,965   $  62    4,790,911     $  48   $41,300   $   878         --  $    --     $ 42,288

  Conversion of Class B shares to
    Class A shares                     40,885       1      (40,885)       (1)       --        --         --       --           --

  Proceeds from exercise of stock
    options                             8,684      --           --        --        18        --         --       --           18

  Treasury stock purchase                  --      --           --        --        --        --    440,000   (2,150)      (2,150)

  Net income                               --      --           --        --        --     3,250         --       --        3,250
                                    ---------   -----   ----------     -----   -------   -------    -------  -------     --------

BALANCE, MARCH 1, 1997              6,302,534   $  63    4,750,026     $  47   $41,318   $ 4,128    440,000  $(2,150)    $ 43,406

  Conversion of Class B shares to
    Class A shares                     11,960      --      (11,960)       --        --        --         --       --           --

  Proceeds from exercise of stock
    options                            70,684       1           --        --       206        --         --       --          207

  Treasury stock purchase                  --      --           --        --        --        --     60,000     (310)        (310)

  Net income                               --      --           --        --        --     4,448         --       --        4,448
                                    ---------   -----   ----------     -----   -------   -------    -------  -------     --------

BALANCE, FEBRUARY 28, 1998          6,385,178   $  64    4,738,066     $  47   $41,524   $ 8,576    500,000  $(2,460)    $ 47,751

  Conversion of Class B shares to
    Class A shares                     56,984      --      (56,984)       --        --        --         --       --           --

  Proceeds from exercise of stock
    options                            27,391      --           --        --       101        --         --       --          101

  Net loss                                 --      --           --        --        --    (7,410)        --       --       (7,410)

BALANCE, FEBRUARY 27, 1999          6,469,553   $  64    4,681,082     $  47   $41,625   $ 1,166    500,000  $(2,460)    $ 40,442
                                    =========   =====   ==========     =====   =======   =======    =======  =======     ========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        TREND-LINES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FISCAL YEARS ENDED
                                                                         ------------------
                                                              February 27,   February 28,   March 1,
                                                                  1999          1998          1997
                                                              -----------    -----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $ (7,410)     $  4,448      $  3,250
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities
    Depreciation and amortization                                  4,738         2,836         1,832
    Deferred income taxes                                         (1,075)          216           601
      Accounts receivable                                         (3,724)       (6,391)       (3,836)
      Inventories                                                (29,047)      (14,296)      (17,024)
      Prepaid expenses and other current assets                   (1,643)         (405)        3,113
      Accounts payable                                             8,759         5,695        13,424
      Accrued expenses                                                62           904          (912)
                                                                --------      --------      --------

        Net cash (used in) provided by operating activities      (29,340)       (6,993)          448
                                                                --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (5,830)       (7,188)       (3,500)
  Proceeds from sale of property and equipment                        16            73            70
  Acquisition, net of cash acquired                                   --        (4,064)           --
  Decrease in other assets                                          (568)           --          (459)
                                                                --------      --------      --------

        Net cash used in investing activities                     (6,382)      (11,179)       (3,889)
                                                                --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under bank credit facilities                     36,351        18,605         6,713
  Net payments on capital lease obligations                         (859)         (667)         (570)
  Proceeds from exercise of stock options                            101           207            18
  Purchases of treasury stock                                         --          (310)       (2,150)
                                                                --------      --------      --------

        Net cash provided by financing activities                 35,593        17,835         4,011
                                                                --------      --------      --------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS               (129)         (337)          570

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       669         1,006           436
                                                                --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    540      $    669      $  1,006
                                                                ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for -
    Interest                                                    $  5,489      $  3,212      $  2,650
                                                                ========      ========      ========
    Income taxes                                                $  1,912      $  2,418      $    176
                                                                ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Equipment acquired under capital lease obligations            $    598      $     65      $    322
                                                                ========      ========      ========

  Summary of entity acquired -
    Fair value of assets acquired                                     --         9,273            --
                                                                --------      --------      --------
    Liabilities assumed                                               --         5,209            --
                                                                --------      --------      --------
    Cash paid, net of cash acquired                             $     --      $  4,064      $     --
                                                                ========      ========      ========

        SEE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

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

      (b) Fiscal Year

      The Company's fiscal year-end is the Saturday closest to the last day of February. Fiscal year 1998 ended on February 27, 1999, Fiscal year 1997 ended on February 28, 1998 and Fiscal year 1996 ended on March 1, 1997. For interim reporting purposes, the Company closes its books on the Saturday of the thirteenth week of the fiscal quarter.

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

      (f) Inventories

      The Company values inventories, which consist of merchandise held for resale, at the lower of cost (weighted average) or market.

      (g) Prepaid Catalog Expenses

      The Company has adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 93-7, Reporting on Advertising Costs, and capitalizes direct costs relating to the production and distribution of its mail-order catalogs. These costs are charged to operations over the period that revenues are derived from the mailings which is predominately 1 year or less from the date of mailing.

      (h) Store Preopening Costs

      The Company expenses, as incurred, all preopening costs related to each new retail store location, in accordance with (SOP) 98-5, Reporting on Cost of Start-up Activities.

      (i) Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are computed under both the straight-line and accelerated methods in amounts that allocate the cost of all assets over their estimated useful lives.

                                                       Estimated
            Asset Classification                      Useful Lives

          Equipment                                   5 - 10 years
          Equipment under capital leases       Life of lease, or life of asset,
                                                    whichever is shorter
          Furniture and fixtures                         10 years
          Building                                       39.5 years
          Leashold improvements                  Initial lease term or life
                                              of asset, whichever is shorter

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

      (m) Credit Card Policy

      The Company extends credit to customers through third-party credit cards, including its private-label credit card. Credit under these accounts is extended by third parties, and accordingly, the Company bears minimal financial risk from credit card fraud under these agreements. The Company's agreements with third-party credit companies provide for the electronic processing of credit approvals and electronic submission of transactions. Upon the submission of these transactions to the credit card companies, payment is transmitted directly to the Company's bank account usually within two to four days of the sales transaction. Amounts relating to fiscal year sales not received by the Company before year-end are included in accounts receivable in the accompanying consolidated balance sheets. Fees incurred on credit card sales are included in selling, general and administrative expenses.

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

      Potentially dilutive securities include outstanding options under the Company's stock option plan. For the fiscal year ended February 27,1999, the diluted earnings per share calculation has been computed using the basic weighted average shares outstanding, as the effect of options is anti-dilutive. The number of potentially dilutive shares excluded from the earnings per share calculation was 198,094 for fiscal year ended February 27, 1999. Below is a summary of the shares used in calculating basic and diluted earnings per share:

                                                   Fiscal Years Ended
                                        February 27,   February 28,    March 1,
                                           1999           1998           1997
Weighted average number of shares of
      common stock outstanding          10,648,366     10,588,021     10,973,416
Dilutive stock options                           0        534,396        281,946
                                        ----------     ----------     ----------
Shares used in calculating diluted
      earnings per share                10,648,366     11,122,417     11,255,362
                                        ==========     ==========     ==========

      (p) Impairment of Long-Lived Assets

      The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate commensurate with the risk involved. At February 27, 1999, no such impairment of assets was indicated.

      Goodwill represents the excess of the purchase price over the fair market value of identified net assets acquired. Goodwill is being amortized using the straight-line method over a period of 20 years, the estimated useful life. The Company recognized $351,000 of goodwill amortization during fiscal 1998 and $35,158 in fiscal 1997. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses estimates of undiscounted operating cash flow over the remaining life of the goodwill to measure whether goodwill is recoverable. As of February 27, 1999, there have been no write-downs of goodwill.

      (q) Reclassifications

      Certain amounts in the prior year's financial statements have been reclassified in order to conform with the current year's presentation.

(3)   ACQUISITION

      Effective December 31, 1997, the Company acquired substantially all of the assets and liabilities of Golf Acquisition Limited Partnership (GALP) for approximately $4.0 million in cash. The Company accounted for the acquisition of GALP using the purchase method of accounting and the purchase price was allocated to the net liabilities assumed based upon their estimated fair market values. The operating results of this business are included in the consolidated statements of operations from the date of acquisition.

      The excess purchase price over net liabilities assumed (goodwill) was computed as follows.

      Purchase price (including expenses), net of cash acquired     $ 4,064,000

      Plus-fair market value assigned to net liabilities

            Inventory                                       1,973,000
            Other assets                                      269,000
            Accounts payable                               (4,235,000)
            Accrued liabilities                              (974,000)
                                                           -----------

                                                           (2,967,000)
                                                           -----------

            Goodwill                                      $ 7,031,000
                                                          ===========

      The following unaudited pro forma information (rounded to thousands except share and per share amounts) shows the results of the Company's operations for the year ended February 28, 1998, as if the acquisition had occurred on March 2, 1997.

            Revenues                                        $ 250,888
            Income from operations                             10,948
            Net income                                          4,551
            Pro forma basic net income per share               $ 0.43
            Pro forma diluted net income per share             $ 0.41
            Basic weighted average shares outstanding      10,588,021
            Diluted weighted average share outstanding     11,122,417

      The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of March 2, 1997 or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidated of the companies.

(4)   INCOME TAXES

      The  components of the (benefit) provision   for income taxes shown in the
      consolidated statements of operations are as follows (in thousands):

                                          Fiscal Years Ended

                       February 27, 1999   February 28, 1998       March 1, 1997

Current
   Federal                  ($3,400)             $2,454                   $1,186
   State                        885                 174                      274
                       -----------------   -----------------       -------------

                             (2,515)              2,628                    1,460
                       -----------------   -----------------       -------------

Deferred
   Federal                      173                (123)                     587
   State                     (1,248)                339                       14
                       -----------------   -----------------       -------------

                             (1,075)                216                      601
                       -----------------   -----------------       -------------

                             ($3,590)            $2,844                   $2,061
                       =================   =================       =============

      The reconciliation of the federal statutory rate to the (benefit) provision for income taxes is as follows:


                                          Fiscal Years Ended

                               February 27, 1999 February 28, 1998 March 1, 1997

Income tax (benefit) provision
   at federal statutory rate         (34.0%)            34.0%           34.0%
State taxes, net of federal
   benefit                            (4.4%)             5.0%            4.8%
Other, net                             5.8%               -               -
                                       ---              ----            ----


                                     (32.6%)            39.0%           38.8%
                                     =======            =====           =====

      The components of the net deferred income taxes recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary differences are as follows (in thousands):

                                           February 27, 1999   February 28, 1998

Inventories                                       $1,206              $842
Prepaid catalog                                     (710)             (565)
State operating loss carryforward                  1,300                -
Other nondeductible reserves and accruals             82               473
Depreciation and amortization                       (290)             (238)
                                                  -------             -----

                                                  $1,588              $512
                                                  ======              =====

      At February 27, 1999, the Company had approximately $11.3 million of state operating loss carryforwards, which expire in 2003.

(5)   BANK CREDIT FACILITY

      During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank (the credit facility) that, as amended during fiscal 1998, expires on December 31, 2001. The credit facility bears interest at the bank's reference rate plus .75% (9.25% at February 27, 1999) or LIBOR plus 2.25% (7.18% at February 27, 1999). If for any 12 month rolling period the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $100 million based on a percentage of inventory (the advance rate). Borrowings include 50% of the amounts reserved for outstanding letters of credit.

      At February 27, 1999, the Company had approximately $80.2 million of borrowings outstanding and approximately $.4 million of letters of credit outstanding. The Company had approximately $1.0 million in available borrowings under this facility at February 27, 1999. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures. At February 27, 1999, the Company was in compliance with all financial covenants.

      Pursuant to an amendment with its bank dated as of February 23, 1999, the borrowing base of the credit facility was increased to a maximum amount of $100 million. The advance rate was increased to 65% through the last day of May, 1999, 70% from the first day of June, 1999 through the last day of October, 1999, and 65% thereafter. The Company is required to maintain an interest coverage ratio of 2.00:1.00 for the second half of fiscal 1998, 2.00:1.00 for the nine months ended May 31, 1999, and 2.00:1.00, on a rolling 12 month basis for each quarter, thereafter. The adjusted tangible net worth as of the last day of the fourth fiscal quarter of 1998 and first fiscal quarter of 1999 must be at least $40.0 million, the second and third fiscal quarter of 1999 must be at least $41.0 million, and for the fourth fiscal quarter 1999 and each fiscal quarter thereafter adjusted tangible net worth must be at least $42.0 million. Capital expenditures may not exceed $6.75 million for fiscal 1998 and $6.0 million for any fiscal year thereafter.

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

      A stock split for the Company's Class B common stock was not effected at the same time as the Class A because the number of authorized shares would have been exceeded. As a result, Class B common stockholders had a conversion feature of one and one half-to-one of Class A common stock. At its annual meeting on July 17, 1996, the stockholders authorized a three-for-two stock split of the Class B common stock effected in the form of a stock dividend. No additional shares were required to be authorized due to the fact that enough Class B common shares had already been converted to Class A common shares, therefore; the Class B common shares on a post-split basis did not exceed the authorized limit. Each share of the Class B common stock is convertible into one share of Class A common stock. The stock split has been retroactively reflected in the accompanying consolidated statements and notes for all periods presented.

      (b) Common Stock

      The rights and privileges of the common stockholders are as follows:

      Voting Rights

      Holders  of Class A  common  stock  are  entitled  to one vote per  share.
      Holders of Class B common stock are entitled to 10 votes per share. Holders of both classes are entitled to vote together as one class on all matters, with certain exceptions, including the election of directors. Each share of Class B common stock is convertible to one share of Class A common stock.

      Dividends

      Holders of Class A common stock and Class B common stock taken together as a single class are entitled to receive such dividends as may be declared by the Board of Directors.

      (c) Preferred Stock

      On May 9, 1994, the Board of Directors and stockholders voted to authorize 1,000,000 shares of preferred stock, $.01 par value. The Board of Directors has the right to establish any right and preferences of any series of preferred stock it so designates. At February 27, 1999, February 28, 1998, and March 1, 1997, there were no issued or outstanding shares of preferred stock and the Board of Directors had not established any rights or preferences.

      (d) Stock Option Plans

      On September 30, 1993, the Board of Directors and stockholders approved the 1993 Employee Stock Option Plan (the Option Plan), which provides for the grant of options to purchase shares of Class A common stock to employees of the Company. An employee's right to exercise such options is subject to vesting, generally over four to seven years or in such percentages as defined by the Board of Directors, and terminates 10 years from the date of grant. A total of 2,275,000 shares of Class A common stock have been reserved for options to be granted under the Option Plan.

      On May 9, 1994, the Board of Directors and stockholders approved the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the Director
      Plan), which provides for the grant of non-qualified options to purchase shares of Class A common stock to non-employee directors of the Company. A total of 90,000 shares of Class A common stock have been reserved for options to be granted under the Director Plan. These options vest three years after the date of grant and terminate 10 years from the date of grant.

      Activity under the Option Plan and Director Plan is summarized as follows:

                                      Option Plan                  Director Plan
                                Number     Exercise Price     Number      Exercise Price
                                Of Shares    per Share       of Shares      per Share

Outstanding, March 2, 1996         995,147  $1.84 -$9.58        40,500     $8.67 -$10.00
      Granted                      730,975   4.25 - 4.88        40,000      4.00 -  4.99
      Terminated                  (582,980)  1.84 - 9.58       (40,500)     8.67 - 10.00
      Exercised                     (8,684)  1.84 - 4.38           -             -
                                ----------   -----------       --------     ------------

Outstanding, March 1, 1997       1,134,458   1.84 - 4.88        40,000      4.00 -  4.88
      Granted                      158,550   5.75 - 7.06         3,000      7.00 -  7.06
      Terminated                  (107,940)  1.84 - 9.58           -             -
      Exercised                    (70,680)  1.84 - 4.38           -             -
                                ----------   -----------       --------     ------------

Outstanding, February 28, 1998   1,114,388   1.84 - 7.06        43,000      4.00 -  7.06
      Granted                      233,950      4.50             2,000         4.50
      Terminated                  (122,483)  1.84 - 7.06       (10,500)        4.00
      Exercised                    (14,890)  1.84 - 7.06       (12,500)     4.00 -  7.06
                                ----------   -----------       --------     ------------
Outstanding, February 27, 1999   1,210,965  $1.84 -$7.06        22,000     $4.00 - $7.06
                                ==========  =============       ========    ============

Exercisable, February 27, 1999     531,636  $1.84 -$7.06           -       $     -
                                ==========  =============       ========    ============

Set forth below is a summary of options outstanding and exercisable as of February 27,1999.

                       (Outstanding)                        (Exercisable)
                                Weighted    Remaining                Weighted
      Range of                  Average      Contract                Average
  Exercise Prices   Options  Exercise Price   Life      Options   Exercise Price
--------------------------------------------------------------------------------

February 27, 1999
       $ 1.84       341,424     $1.84         4.59      261,074     $ 1.84
    4.00 - 4.88     792,991      4.36         6.81      269,762       4.36
    5.75 - 7.06      98,550      6.69         8.31          800       7.06

      The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted as of February 27, 1999, February
      28,1998 and March 1,1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

      The assumptions used and the weighted average information for the fiscal years ended February 27, 1999, February 28, 1998, and March 1, 1997 are as follows:

                                                                             Fiscal Years Ended
                                                             February 27,         February 28,         March 1,
                                                                 1999                1998                1997

 Risk-free interest rate                                     6.25% - 6.55%      6.25% - 6.55%        5.65% - 6.70%
 Expected dividend yield                                           -                  -                    -
 Expected lives                                              5 - 7.5 years         5  - 7.5 years    7.5 years
 Expected volatility                                              85%                 85%                 85%
 Weighted average grant-date fair value of options
      granted during the period                                $ 3.09               $ 4.74              $ 2.32
 Weighted average exercise price of options outstanding        $ 3.87               $ 3.88              $ 3.46
 Weighted average remaining contractual life of options
      outstanding                                             6.32 years            6.81 years        7.41 years
 Weighted average exercise price of 531,636, 399,380,
      and 313,388 options exerciseable at February 27, 1999,
      February 28, 1998, and March 1, 1997, respectively        $ 3.13              $ 3.07              $ 2.98

 The effect of applying SFAS No. 123 would be as follows:
                                                                             Fiscal Years Ended
                                                             February 27,         February 28,         March 1,
                                                                 1999                1998                1997
Pro forma net income (loss)                                    ($7,729)             $4,011              $2,294
Pro forma basic net income (loss) per share                     ($0.73)              $0.38              $0.21
Pro forma diluted net income (loss) per share                   ($0.73)              $0.36              $0.20

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

      (f) 1997 Employee Stock Purchase Plan

      In October 1997, the Company's Board of Directors approved the 1997 Employee Stock Purchase Plan (the Purchase Plan) whereby, the Company has reserved and may issue up to an aggregate of 250,000 shares of its Class A common stock for issuance in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at the closing price of the common stock on the day immediately preceding the purchase date or the nearest prior business day on which trading occurred. There were 13,345 shares purchased under the Purchase Plan during fiscal year 1998.

(7)   ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following (in thousands):

                                         February 27, 1999     February 28, 1998

      Vendor receivables                     $ 16,499               $ 11,806
      Credit card receivables                   2,422                  2,673
      Other                                     2,104                  2,756
      Trade receivables                         1,458                  1,529
      Allowance for doubtful accounts            (213)                  (218)
                                             ---------              ---------

                                             $ 22,270               $ 18,546
                                             =========              =========

(8)   PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consist of the following (in thousands):


                                         February 27, 1999     February 28, 1998

      Other                                  $  4,348               $ 4,371
      Refundable Income Tax                     3,400                     -
      Prepaid catalog                           1,670                 2,535
      Prepaid rent                                 90                 1,297
                                             --------               -------
                                             $  9,508               $ 8,203
                                             ========               =======

(9)   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                         February 27, 1999    February 28, 1998

      Land                                       $ 186               $ 186
      Building                                     672                 672
      Furniture and fixtures                    12,702               9,369
      Equipment                                  9,734               7,747
      Equipment under capital leas               4,167               3,569
      Leasehold improvements                     6,740               6,245
                                                ------              ------
                                                34,201              27,788
      Less - Accumulated depreciation
             and amortization                   12,788               8,401
                                                ------              ------

                                               $21,413              $19,387
                                               =======              =======

      At February 27, 1999 and February 28, 1998, the accumulated depreciation associated with equipment under capital lease was approximately $2.1 million and $1.5 million, respectively.

(10)  TRANSACTIONS WITH RELATED PARTIES AND STOCKHOLDERS

      The Company has a lease arrangement with Mystic United Realty Trust (Mystic), for warehouse space at its Chelsea, Massachusetts, facility (the Chelsea facility) under a non-cancelable lease through 2005. The chief executive officer/principal stockholder of the Company is a trustee and beneficiary of Mystic. Under the lease, the Company must pay to Mystic, in the form of additional rent, all insurance, real estate taxes, maintenance and operating cost related to the leased premises, which approximate $0.4 million annually (see Note 11 ).

(11)  COMMITMENTS AND CONTINGENCIES

      (a) Capital Leases

      The Company leases computers and other equipment under several lease agreements that qualify for capitalized treatment under SFAS No. 13, Accounting for Leases. These agreements require monthly payments including interest at rates ranging from 5.11% to 10.84%, and expire at various dates through January, 2002.

      Future minimum lease payments under capital lease obligations at February 27, 1999 are as follows (in thousands):

      Fiscal Year                                                Amount
         1999                                                 $    1,122
         2000                                                        541
         2001                                                        211
                                                              ----------
              Total minimum lease payments                         1,874

      Less Amounts representing interest                             175
                                                              ----------

           Obligations under capital leases                        1,699

      Less Current portion of capital lease obligations            1,028
                                                              ----------

                                                              $      671
                                                              ==========

      (b) Operating Leases

      The Company leases retail stores, warehouse and office space, and certain machinery and equipment under lease agreements expiring through June 2005, including related party lease agreements (see Note 10). Approximate future minimum lease payments under operating leases as of February 27, 1999 are as follows:

              Fiscal Year                         Total
                                              (in thousands)
                 1999                            $ 15,332
                 2000                              13,208
                 2001                              11,553
                 2002                               8,854
                 2003                               4,729
                 Thereafter                         8,902
                                                    -----
                                                 $ 62,578
                                                 ========

      Rent and related expenses charged to operations during each of the years ended February 27, 1999, February 28, 1998, and March 1, 1997 were
      approximately  $18.0,  $12.5,  and  $10.3,  million,   respectively.

      (c) Litigation

      In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(12)  PROFIT SHARING PLAN

      The Company maintains a profit sharing plan (the Plan) that provides for tax deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Plan allows employees to make contributions, a portion of which will be matched by the Company, up to the lesser of 3% of an employee's salary or the minimum amount allowed by law, as defined. The Company may elect to make an additional discretionary contribution in any Plan year. There were no discretionary Company contributions made during the fiscal years ended February 27, 1999, February 28, 1998, and March 1, 1997. The Company's contributions vest at a rate of 20% per year, beginning after one year of employment. The Company has made matching contributions of approximately $0.2 million to the plan for each of the fiscal years ended February 27, 1999, February 28, 1998, and March 1, 1997. The Company pays the administrative costs of the Plan.

(13)  SIGNIFICANT VENDOR

      Purchases from the Company's largest single supplier were 10.8%, 9.0% and 10.4% of total purchases for the years ended February 27, 1999, February 28, 1998, and March 1, 1997, respectively.

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

      Closing of retail  stores and related  cost of  severance
        and benefits of terminated employees                            $   954

      Expenses associated with consolidation of distribution centers        443
                                                                            ---
                                                                        $ 1,397
                                                                        =======

      In fiscal 1996 and 1997, $1.1 million and $.3 million, respectively, was charged against the reserve. At February 28, 1998 the restructuring was complete.

(15)  SELECTED INFORMATION BY BUSINESS SEGMENTS

      The Company reports segment information according to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision makers, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

      The Company sells its products through its Woodworkers Warehouse, Post Tool and Golf Day retail stores and its Trend-lines and Golf Day catalogs. These businesses have been aggregated into their respective reportable segments based on the management reporting structure. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

Information as to the operations of the different business segments is set forth below for each of the years ended February 27, 1999, February 28, 1998 and March 1, 1997 (in thousands):

                                                      Fiscal Years Ended
                                   February 27, 1999   February 28, 1998      March 1, 1997

Net sales
      Retail
            Tools                         $148,444            $133,000          $115,184
            Golf                            68,587              38,612            25,158
      Catalog
            Tools                           27,945              34,451            43,283
            Golf                            17,574              25,080            24,957
                                            -------           ---------         ---------
                                          $262,550            $231,143          $208,582
                                          =========           =========         =========
Income (loss) from operations
      Retail
            Tools                           $5,518              $9,094            $7,528
            Golf                              (267)              2,260                63
      Catalog
            Tools                            2,462               5,655             4,724
            Golf                               496               4,050             3,402
      General corporate expenses           (13,629)            (10,527)           (8,051)
                                           ========            ========         =========
                                           ($5,420)            $10,532            $7,666
                                           ========            ========         =========
Identifiable assets
      Retail
            Tools                          $98,560             $86,495           $76,044
            Golf                            62,209              38,369            16,531
      Catalog
            Tools                           12,431              13,556            14,159
            Golf                             8,062               9,372             8,849
      General corporate assets              11,676               7,660             5,471
                                            ======               ======         =========
                                          $192,938            $155,452          $121,054
                                          =========           =========         =========
Depreciation and amortization
      Retail
            Tools                           $2,345              $1,543            $1,199
            Golf                             1,854                 853               328
      Catalog
            Tools                              170                 155               194
            Golf                               107                 113               111
      General corporate expenses               262                 172                -
                                            =======           =========         =========
                                            $4,738             $2,836             $1,832
                                            =======           =========         =========
Capital expenditures
      Retail
            Tools                           $2,564              $3,065            $1,859
            Golf                             2,749               2,601             1,049
      Catalog
            Tools                              161                 536               375
            Golf                               101                 390               217
      General corporate expenditures           255                 596                -
                                            =======           =========         =========
                                            $5,830              $7,188            $3,500
                                            =======           =========         =========

      The Company operates from a single distribution center in Revere, Massachusetts, for its Woodworkers Warehouse and Golf Day operations and utilizes common labor pools, common management at the corporate level and a single telemarketing sales force. Post Tool, Inc. has a distribution center facility in Hayward, California. As a result, many of the expenses of the Company are shared between the business segments. The disclosures in the above table were determined after allocating shared resources and expenses.

(16)  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

      The following summarized unaudited results of operations for fiscal year 1998 and 1997 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considered necessary for the fair presentation of results for the interim periods shown below. (In thousands, except per share amounts):

                                            First         Second       Third       Fourth
                                           Quarter        Quarter     Quarter     Quarter

 Fiscal Year 1998
      Net sales                              $59,639       $64,897      $60,102     $77,912
      Gross Profit                            17,581        20,007       18,367      25,018
      Net (loss) income                       (4,603)       (3,659)          59         793
      Basic net (loss) income per share       ($0.43)       ($0.34)       $0.01       $0.07
      Diluted net (loss) income per share     ($0.43)       ($0.34)       $0.01       $0.07
      Basic weighted average common
            shares outstanding                10,642        10,650       10,651      10,651
      Diluted weighted average common
            shares outstanding                10,642        10,650       10,723      10,781

 Fiscal Year 1997
      Net sales                              $57,089       $50,819      $52,357     $70,878
      Gross Profit                            18,932        16,413       16,216      22,453
      Net income                                 413           423          855       2,757
      Basic net income per share               $0.04         $0.04        $0.08       $0.26
      Diluted net income per share             $0.04         $0.04        $0.08       $0.24
      Basic weighted average common
            shares outstanding                10,586        10,568       10,589      10,609
      Diluted weighted average common
            shares outstanding                11,038        11,120       11,175      11,130


SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      Balance,     Charged to                  Balance,
                                     Beginning     Costs and                     End
                                     Of Period     Expenses      Deductions   Of Period

ALLOWANCE FOR DOUBRFUL ACCOUNTS
     March 1, 1997                   $    93      $    92       $     -        $    185
                                     ========     ========      ========       ========

     February 28, 1998               $    185     $    89       $    56        $    218
                                     =========    ========      ========       ========

     February 27, 1999               $    218     $     -       $     5        $    213
                                     =========    ========      ========       ========