Form 10-Q
period 1999-05-29
TREND LINES INC
filed 1999-07-13
CIK 922978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 29, 1999 OR

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

                                (781) 853 - 0900
           . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes ..X...    No......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                NUMBER OF SHARES OUTSTANDING June 2, 1999
-----                                -----------------------------------------

Class A Common Stock, $.01 par value               5,959,553

Class B Common Stock, $.01 par value               4,681,082

                        Trend-Lines, Inc. and Subsidiary

                                     INDEX

                                                                           Page

Part I - Financial Information

Item 1.            Financial Statements

                   Condensed Consolidated Balance Sheets
                   May 29, 1999 (Unaudited) and February 27, 1999            3

                   Condensed Consolidated Statements of Operations
                   Three Months Ended May 29, 1999 and
                   May 30, 1998 (Unaudited)                                  4

                   Condensed Consolidated Statements of Cash Flows
                   Three Months Ended May 29, 1999 and
                   May 30, 1998 (Unaudited)                                  5

                   Notes to Condensed Consolidated Financial Statements    6-8

Item 2.            Management's Discussion and Analysis of Financial
                   Condition And Results of Operations                    9-13

Part II - Other Information

Item 1.            Legal Proceedings                                        14

Item 2.            Changes in Securities                                    14

Item 3.            Defaults Upon Senior Securities                          14

Item 4.            Submission of Matters to a Vote of Security Holders      14

Item 5.            Other Information                                        14

Item 6.            Exhibits and Reports on Form 8-K                         14

Signatures                                                                  15

                        TREND-LINES, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (Unaudited)

                                     ASSETS
                                                        May 29,    February 27,
                                                         1999         1999
                                                        --------   ---------
CURRENT ASSETS:
   Cash and cash equivalents                            $    541   $     540
   Accounts receivable, net                               23,938      22,270
   Inventories                                           134,895     131,219
   Prepaid expenses and other current assets               5,913       9,508
                                                        --------   ---------

          Total current assets                           165,287     163,537

PROPERTY AND EQUIPMENT, NET                               21,384      21,413

INTANGIBLE ASSETS, NET                                     6,534       6,621

OTHER ASSETS                                               1,298       1,367
                                                        --------   ---------

                                                        $194,503   $ 192,938
                                                        ========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank credit facility                                 $ 85,302   $  80,152
   Current portion of capital lease obligations              965       1,028
   Accounts payable                                       58,364      62,589
   Accrued expenses                                        8,700       8,056
                                                        --------   ---------

          Total current liabilities                      153,331     151,825
                                                        --------   ---------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION            560         671
                                                        --------   ---------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value -
     Class A --
          Authorized - 20,000,000 shares
          Issued  - 6,469,553 shares at May 29, 1999
              and February 27, 1999                           64          64
     Class B --
          Authorized - 5,000,000 shares
          Issued and outstanding - 4,681,082 shares
              at May 29, 1999 and February 27, 1999           47          47
   Additional paid-in capital                             41,625      41,625
   Retained earnings                                       1,336       1,166
   Less 500,000 Class A shares held in treasury
       at May 29, 1999 and February 27, 1999, at cost     (2,460)     (2,460)
                                                        --------   ---------

          Total stockholders' equity                      40,612      40,442
                                                        --------   ---------

                                                        $194,503   $ 192,938
                                                        ========   =========

            See notes to condensed consolidated financial statements

                        TREND-LINES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (Unaudited)

                                                        Three Months Ended

                                                        May 29,       May 30,
                                                         1999          1998
                                                     -----------   -----------

NET SALES                                            $    70,981   $    59,639
COST OF SALES                                             48,841        42,058
                                                     -----------   -----------

     Gross Profit                                         22,140        17,581

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              20,273        23,418
                                                     -----------   -----------

     Income (loss) from operations                         1,867        (5,837)

INTEREST EXPENSE, NET                                      1,588         1,053
                                                     -----------   -----------

     Income (loss) before provision (benefit)
     for income tax                                          279        (6,890)

PROVISION (BENEFIT)  FOR  INCOME TAXES                       109        (2,287)
                                                     -----------   -----------

     Net income (loss)                               $       170   $    (4,603)
                                                     ===========   ===========


BASIC NET INCOME (LOSS) PER SHARE                    $      0.02   $     (0.43)
                                                     ===========   ==========

DILUTED NET INCOME (LOSS) PER SHARE                  $      0.02   $     (0.43)
                                                     ===========   ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)    10,650,635    10,641,896
                                                     ===========   ===========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)  10,720,279    10,641,896
                                                     ===========   ===========

           See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (Unaudited)

                                                           Three Months Ended

                                                          May 29,       May 30,
                                                            1999         1998
                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $     170     $ (4,603)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities--
     Depreciation and amortization                           1,225        1,014
     Changes in current assets and liabilities
        Accounts receivable                                 (1,668)       1,167
        Inventories                                         (3,676)      (7,293)
        Prepaid expenses and other current assets            3,595           (8)
        Accounts payable                                    (4,225)      (5,061)
        Accrued expenses                                       644        2,980
                                                         ---------     ---------

           Net cash used in operating activities            (3,935)     (11,804)
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                    (1,109)      (2,093)
     Increase (decrease) in other assets                        69           (4)
                                                         ---------     ---------

           Net cash used in investing activities            (1,040)      (2,097)
                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings under bank credit facilities             5,150       13,970
     Net payments on capital lease obligations                (174)        (180)
     Proceeds from exercise of stock options                    -           100
                                                         ---------     ---------

           Net cash provided by financing activities         4,976       13,890
                                                         ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1          (11)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 540          669
                                                         ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     541     $    658
                                                         =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid (refunded) for:
        Interest                                         $   1,571     $  1,021
                                                         =========     =========
        Income taxes                                     $  (3,574)    $  1,550
                                                         =========     =========

           See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the three months ended May 29, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending February 26, 2000.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year February 27, 1999. Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2. Earnings Per Share Data

In fiscal 1997, the Company adopted SFAS No. 128 Earning Per Share, which changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents such as stock options and warrants. For the quarter ended May 30, 1998 the effect of dilutive stock options were not included in the earnings per share calculation as their effect would have been antidilutive. The total of 538,047 dilutive options were excluded.

Below is a summary of the shares used in calculating basic and diluted earnings per share:

                                                      Three Months Ended
                                                  May 29,            May 30,
                                                   1999               1998

Weighted average number of shares of common
        Stock outstanding                       10,650,635         10,641,896
Impact of Dilutive stock options                    69,644                  0

Diluted weighted average shares outstanding     10,720,279         10,641,896

3.    Bank Credit Facility

During fiscal 1996, the Company entered into a secured line of credit agreement with a bank (the "credit facility") that, as amended during fiscal 1998, expires on December 31, 2001. The credit facility bears interest at the bank's reference rate plus .75% (8.50% at May 29, 1999) or LIBOR plus 2.25% (7.17% at May 29,
1999). If for any 12 month rolling period, the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amounts reserved for outstanding letters of credit.

At May 29, 1999, the Company had approximately $85.3 million of borrowings outstanding and approximately $.5 million of letters of credit outstanding. The Company had approximately $.7 million in available borrowings under this facility at May 29, 1999. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures. At May 29, 1999, the Company was in compliance with all financial covenants.

The borrowing base of the credit facility is to a maximum amount of $100 million. The advance rate is 65% through the last day of May, 1999, 70% from the first day of June, 1999 through the last day of October, 1999, and 65% thereafter. The Company is required to maintain an interest coverage ratio of 2.00:1.00 for the nine months ended May 31, 1999, and 2.00:1.00, on a rolling 12 month basis for each quarter thereafter. The adjusted tangible net worth as of the last day of the first fiscal quarter of 1999 is required to be $40.0 million, the second and third fiscal quarter of 1999 is required to be $41.0 million, and for the fourth fiscal quarter 1999 and each fiscal quarter thereafter, adjusted tangible net worth is required to be $42.0 million. Capital expenditures may not exceed $6,000,000 for any fiscal year.

4. Selected Information By Business Segment

Information as to the operations of the different business segments with respect to sales and operating income is set forth below for quarters ended May 29, 1999 and May 30, 1998 (in thousands):

                                                     Three Months Ended
                                                 May 29,           May 30,
                                                  1999              1998
 Net Sales
      Retail
               Tools                            $38,222           $31,432
               Golf                              22,013            17,536
      Catalog
               Tools                              5,918             6,106
               Golf                               4,828             4,565
                                                -------           -------

                                                $70,981           $59,639
                                                =======           =======
Income (loss) from operations
      Retail
               Tools                            $ 3,023           $  (603)
               Golf                                 674              (106)
      Catalog
               Tools                              1,153              (132)
               Golf                                 237              (  5)
               General corporate expenses        (3,220)           (4,991)
                                                -------           -------

                                                $ 1,867           $(5,837)
                                                =======           =======

The Company sells its products through its Woodworkers Warehouse, Post Tool and Golf Day retail stores and its Trend-Lines and Golf Day catalogs. These businesses have been aggregated into their respective reportable segments based on the management reporting structure. The Company operates from a single distribution center in Revere Massachusetts, for its Woodworkers Warehouse and Golf Day operations and utilizes common labor pools, common management at the corporate level and a single telemarketing sales force. Post Tool, Inc. has a distribution center facility in Hayward, California. As a result, many of the expenses of the Company are shared between the business segments. The disclosures in the above table were determined after allocating shared resources and expenses.

The primary difference between the operating income for the quarter ended May 29, 1999 and the operating loss in the quarter ended May 30,1998, relates to the problems encountered in the implementation of the new warehouse management system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the first quarter of fiscal 1999 increased by $11.4 million, or 19.1%, from $59.6 million for the first quarter of fiscal 1998 to $71.0 million. Net retail sales for the first quarter of 1999 increased $11.3 million or 22.9% from $48.9 million for the first quarter of fiscal 1998 to $60.2 million. Despite lower sales last year caused by warehouse management system implementation problems, catalog sales were only $75,000 more than last year. This is partially due to the Company's practice, which the Company plans to continue, of not mailing catalogs to areas where it operates retail stores. The revenue growth of retail stores is primarily attributable to store sales growth at existing retail locations as well as the expansion of the Company's retail store base. Comparable store sales for Woodworkers Warehouse, Post Tool and Golf Day stores for the first quarter of fiscal 1999 increased by 16.5% as compared to the first quarter of fiscal 1998. The store base expanded 6.6% from 213 locations at the end of the first quarter of fiscal 1998 to 227 locations at the end of the first quarter of fiscal 1999. Furthermore, in order to rebuild retail customer traffic, the Company was more promotional in its advertising efforts, which also stimulated sales growth.

The following table presents net sales and gross margin data of the Company for the quarters indicated:

                                        Three Months Ended
                                    May 29,           May 30,
                                     1999              1998
                             (In thousands, except percentage data)

Net Sales:
      Retail
               Tools                $38,222           $31,432
               Golf                  22,013            17,536

      Catalog
               Tools                  5,918             6,106
               Golf                   4,828             4,565
                                    -------           -------

Total                               $70,981           $59,639
                                    =======           =======

Gross Margin                          31.2%             29.5%

Following is a summary of retail store growth:

                                                         Three Months Ended

                                                     May 29            May 30
                                                      1999              1998

Stores operated at the beginning of the quarter
      Tools                                            149               132
      Golf                                              82                71
                  Total                                231               203
Stores opened during the quarter
      Tools                                              1                 8
      Golf                                               0                 5
                                                       ---               ---
                  Total                                  1                13
Stores closed during the quarter
      Tools                                              2                 3
      Golf                                               3                 0
                                                       ---               ---
                  Total                                  5                 3
Stores operated at the end of the quarter
      Tools                                            148               137
      Golf                                              79                76
                                                       ---               ---

                  Total                                227               213
                                                       ===               ===

Gross profit for the first quarter of fiscal 1999 increased $4.6 million, or 25.9%, from $17.6 million for the first quarter of fiscal 1998 to $22.2 million for the first quarter of fiscal 1999. As a percentage of net sales, gross profit increased 1.7% from 29.5% of net sales for the first quarter of fiscal 1998 to 31.2% of net sales in the first quarter of fiscal 1999. Gross margin for the first quarter of fiscal 1998 was lower than normal due to reduced catalog shipments that resulted from warehouse management system implementation problems. Gross margin for the first quarter of fiscal 1999 was consistent with historical performance parameters given the different levels of gross margin that are inherent between the retail and catalog businesses.

Selling, general and administrative expenses for the first quarter of fiscal 1999 decreased $3.2 million, or 13.4%, from $23.4 million for the first quarter of fiscal 1998 to $20.2 million for the first quarter of fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased 10.7% from 39.3% of net sales in the first quarter of fiscal 1998 to 28.6% of net sales in the first quarter of fiscal 1999. The decrease in selling, general and administrative expenses is primarily related to the elimination of the non-recurring expenses incurred last year as a result of the problems encountered in the implementation of the then new warehouse management system.

Interest expense for the first quarter of fiscal 1999, net of interest income, increased by $.5 million from $1.1 million in the first quarter of fiscal 1998 to $1.6 million in the first quarter of fiscal 1999. The increase in interest expense was attributable to the increase in the amount outstanding under the Company's existing bank credit facility.

Liquidity and Capital Resources

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

The Company's working capital increased by $.3 million, from $11.7 million as of February 27, 1999 to $12.0 million as of May 29, 1999. The increase resulted primarily from an increase in accounts receivable of $1.7 million, an increase in inventory of $3.7 million and a decrease in accounts payable of $4.2 million, which was offset by an increase in the net borrowings under the Company's bank credit facility of $5.2 million, an increase in accrued expenses of $.6 million and a decrease in other current assets of $3.6 million.

During the first quarter of 1999, the cash used in operating activities was $3.9 million. The primary uses of the cash were a decrease in accounts payable of $4.2 million, an increase in inventories of $3.7 million, an increase in accounts receivable of $1.7 million, offset by a decrease in prepaid expenses of $3.6 million and an increase in accrued expenses of $.6 million and depreciation and amortization of $1.2 million.

The net cash used in investing activities was approximately $1.0 million. The main use of the cash was for the purchase of property and equipment.

The net cash provided by financing activities was approximately $5.0 million and was primarily attributable to the increase in borrowings on the Company's bank credit facility of $5.2 million.

During fiscal 1996, the Company entered into a secured line of credit agreement with a bank (the "credit facility") that, as amended during fiscal 1998, expires on December 31, 2001. The credit facility bears interest at the bank's reference rate plus .75% (8.50% at May 29, 1999) or LIBOR plus 2.25% (7.17% at May 29,
1999). If for any 12 month rolling period the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amounts reserved for outstanding letters of credit.

At May 29, 1999, the Company had approximately $85.3 million of borrowings outstanding and approximately $.5 million of letters of credit outstanding. The Company had approximately $.7 million in available borrowings under this facility at May 29, 1999. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures. At May 29, 1999, the Company was in compliance with all financial covenants.

The borrowing base of the credit facility is to a maximum amount of $100 million. The advance rate is 65% through the last day of May, 1999, 70% from the first day of June, 1999 through the last day of October, 1999, and 65% thereafter. The Company is required to maintain an interest coverage ratio of 2.00:1.00 for the nine months ended May 31, 1999, and 2.00:1.00, on a rolling 12 month basis for each quarter thereafter. The adjusted tangible net worth as of the last day of the first fiscal quarter of 1999 is required to be $40.0 million, the second and third fiscal quarter of 1999 is required to be $41.0 million, and for the fourth fiscal quarter of 1999 and each fiscal quarter thereafter, adjusted tangible net worth is required to be $42.0 million. Capital expenditures may not exceed $6,000,000 for any fiscal year.

The Company anticipates that it will open 10 to 15 new stores in fiscal 1999 which will be somewhat offset by store closings. To the extent necessary, the Company will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company estimates that the cost of opening a new store (exclusive of distribution center inventory) averages approximately $350,000, of which $290,000 consists of inventory, in the case of tool store, and approximately $425,000, of which $300,000 consists of inventory, in the case of a golf store. In each case, a portion of the inventory investment is financed with trade credit. The Company opened one new tool store and closed three golf stores and two tool stores in the first quarter of fiscal 1999.

YEAR 2000

Like many other companies, the Year 2000 computer issue creates risk for the Company. If both information technology systems and imbedded technology do not correctly recognize date information when the year changes to 2000, it could have an adverse impact on the Company's operations. The Company is currently updating its software to accommodate programming logic that properly interprets Year 2000 dates, which is planned to be completed by September, 1999. A review of embedded technology used in equipment provided by outside vendors with the manufacturers of such equipment, is planned to be completed by September, 1999. The Company does not anticipate difficulty in resolving issues related to embedded technology in the equipment provided by other manufacturers.

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

The Company expects to evaluate the status of its contingency plans after it has completed the remediation of the Y2K project for its information systems. In addressing issues not resolved or contemplated for its systems, the Company plans to allocate internal resources and may retain dedicated consultants and vendor representatives to be available to take corrective action, if necessary. However, the Company will adjust and adopt additional plans if situations arise requiring modifications to existing contingency plans or new contingency plans, as required.

Impact of Inflation

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) increased competition, a change in the retail business in the tool and/or golf sectors or a change in the Company's merchandise mix; (iii) a change in the Company's advertising, pricing policies or its net product costs after all discounts and incentives; (iv) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (v) the Company's ability to achieve its plans and strategies of growth will be dependent on maintaining adequate bank and other financing: (vi) the timing and effectiveness of programs dealing with the Year 2000 issue; and (vii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

                                           TREND-LINES, INC.
                                           Registrant



Date: July 13, 1999                                 /s/
                                           ---------------------------------
                                           Stanley D. Black
                                           (Chief Executive Officer)



                                                    /s/
                                           ---------------------------------
                                           Karl P. Sniady
                                           (Executive Vice President,
                                           Chief Financial Officer)