Form 10-Q
period 1999-08-28
TREND LINES INC
filed 1999-10-07
CIK 922978

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 1999
                        OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ------------------ TO -----------------

                                    0-24390
Commission file number        . . . . . . . .  .


                               TREND - LINES, INC.
                        . . . . .. . . . . . . . . . . . . .
             (Exact name of registrant as specified in its charter)

     Massachusetts                                        04-2722797
 -------------------                                    -------------
(State or  other jurisdiction                         (I.R.S. Employer
 incorporation or organization)                      Identification No.)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS                             NUMBER OF SHARES OUTSTANDING OCTOBER 1, 1999
  -----                             --------------------------------------------
 Class A Common Stock,  $.01 par                                       6,010,411
  value
 Class B Common Stock,   $.01 par                                      4,641,082
  value

                          Trend-Lines, Inc. and Subsidiary

                                      INDEX

                                                                            Page

Part I - Financial Information

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               August 28, 1999 (Unaudited) and February 27, 1999             3

               Condensed Consolidated Statements of Operations
               Six Months Ended August 28, 1999 and
               August 29, 1998 (Unaudited)                                   4

               Condensed Consolidated Statements of Cash Flows
               Six Months Ended August 28, 1999 and
               August 29, 1998 (Unaudited)                                   5

               Notes to Condensed Consolidated Financial Statements          6-8

Item 2.        Management's Discussion and Analysis of Financial Condition
               And Results of Operations                                    9-14

Part II - Other Information

Item 1.                 Legal Proceedings                                     15

Item 2.                 Changes in Securities                                 15

Item 3.                 Defaults Upon Senior Securities                       15

Item 4.                 Submission of Matters to a Vote of Security Holders   15

Item 5.                 Other Information                                     15

Item 6.                 Exhibits and Reports on Form 8-K                      15


Signatures                                                                    16

                       TREND-LINES, INC. AND SUBSIDIARY

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    ASSETS

                                                        August 28,  February 27,
                                                          1999         1999
                                                         ---------    ---------
                                                       (Unaudited)

        CURRENT ASSETS:
           Cash and cash equivalents                         $ 591        $ 540
           Accounts receivable, net                         23,439       22,270
           Inventories                                     128,935      131,219
           Prepaid expenses and other current assets         6,061        9,508
                                                          ---------    ---------

                     Total current assets                  159,026      163,537

        PROPERTY AND EQUIPMENT, NET                         21,418       21,413

        INTANGIBLE ASSETS, NET                               6,446        6,621

        OTHER ASSETS                                         1,258        1,367
                                                          ---------    ---------

                                                          $ 188,148    $ 192,938
                                                          =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
           Bank credit facility                           $ 89,501     $ 80,152
           Current portion of capital lease obligations        830        1,028
           Accounts payable                                 49,521       62,589
           Accrued expenses                                  6,761        8,056
                                                          ---------    ---------

                     Total current liabilities             146,613      151,825
                                                          ---------    ---------

        CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION      435          671
                                                          ---------    ---------

        STOCKHOLDERS' EQUITY:
           Common stock, $.01 par value -
              Class A --
                Authorized - 20,000,000 shares
                Issued - 6,510,411 and 6,469,553
                 shares at August 28, 1999
                 and February 27, 1999                          65           64
              Class B --
                  Authorized - 5,000,000 shares
                  Issued and outstanding -  4,641,08
                   and 4,681,082 shares at August 28, 1999
                   and February 27, 1999                        46           47
           Additional paid-in capital                       41,626       41,625
           Retained earnings                                 1,823        1,166
           Less 500,000 Class A shares held in treasury
              at August 28, 1999 and February 27, 1999,
              at cost                                       (2,460)      (2,460)
                                                          ---------    ---------

                     Total stockholders' equity             41,100       40,442
                                                          ---------    ---------

                                                          $ 188,148    $ 192,938
                                                          =========    =========

           See notes to condensed consolidated financial statements

                        TREND-LINES, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)

                                                 Three Months Ended     Six Months Ended

                                                 August 28, August 29, August 28, August 29,
                                                  1999        1998       1999       1998
                                                --------   --------   --------   --------

NET SALES                                       $ 68,365   $ 64,897  $ 139,346  $ 124,536
COST OF SALES                                     47,496     44,890     96,337     86,948
                                                --------   --------   --------   --------

    GROSS PROFIT                                  20,869     20,007     43,009     37,588

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      18,301     23,240     38,574     46,658
                                                --------   --------   --------   --------

    INCOME (LOSS) FROM OPERATIONS                  2,568     (3,233)     4,435     (9,070)

INTEREST EXPENSE, NET                              1,770      1,369      3,358      2,422
                                                --------   --------   --------   --------

    INCOME (LOSS) BEFORE PROVISION (BENEFIT)         798     (4,602)     1,077    (11,492)
     FOR INCOME TAXES

PROVISION (BENEFIT)  FOR  INCOME TAXES               311       (943)       420     (3,230)
                                                --------   --------   --------   --------

    NET INCOME (LOSS)                              $ 487   $ (3,659)    $ 657   $ (8,262)
                                                 =======   ========   ========   ========


BASIC NET INCOME (LOSS) PER SHARE                 $ 0.05    $ (0.34)    $ 0.06    $ (0.78)
                                                 =======   ========   ========   ========


DILUTED NET INCOME (LOSS) PER SHARE               $ 0.05    $ (0.34)    $ 0.06    $ (0.78)
                                                 =======   ========   ========   ========


BASIC WEIGHTED AVERAGE SHARES OUTSTANDING     10,628,538 10,650,344 10,639,586 10,646,097
(Note 2)                                      ==========   ========   ========   ========

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING (Note 2)                          10,695,477 10,650,344 10,707,889 10,646,097
                                              ========== ========== ========== ==========

                See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (Unaudited)

                                                            Six Months Ended

                                                         August 28,   August 29,
                                                           1999         1998
                                                         ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $ 657     $ (8,262)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities--
         Depreciation and amortization                       2,691        2,245
         Changes in current assets and liabilities
             Accounts receivable                            (1,169)        (792)
             Inventories                                     2,284       (3,361)
             Prepaid expenses and other current assets       3,447          692
             Accounts payable                              (13,068)      (8,581)
             Accrued expenses                               (1,297)      (2,087)
                                                         ----------    ---------

                Net cash used in operating activities       (6,455)     (20,146)
                                                         ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                    (2,347)      (3,993)
     Increase (decrease) in other assets                       (64)          79
                                                         ----------    ---------

                Net cash used in investing activities       (2,411)      (3,914)
                                                         ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings under bank credit facilities             9,349       24,648
     Net payments on capital lease obligations                (434)        (374)
     Proceeds from exercise of stock options                     2          101
                                                         ----------    ---------

                Net cash provided by financing activities    8,917       24,375
                                                         ----------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       51         (315)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 540          669
                                                         ----------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 591          984
                                                         ==========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid (refunded) for:
         Interest                                          $ 2,928      $ 2,308
                                                         ==========    =========
         Income taxes                                     $ (3,505)       $ 339
                                                         ==========    =========



           See notes to condensed consolidated financial statements.

                          TREND-LINES, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the six months ended August 28, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending February 26, 2000.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year February 27, 1999. Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2. Earnings Per Share Data

In fiscal 1997, the Company adopted SFAS No. 128 Earnings Per Share, which changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents such as stock options and warrants. For the three and six months ended August 29, 1998 the effect of dilutive stock options were not included in the earnings per share calculation as their effect would have been antidilutive. For the three and six months ended August 29, 1998, total of 214,998 and 418,182 dilutive options were excluded respectively.

Below is a summary of the shares used in calculating basic and diluted earnings per share:


                                                  Three Months Ended           Six Months Ended
                                              August 28,     August 29,      August 28,     August 29,
                                                1999           1998              1999          1998

Weighted average number shares of common       10,628,538    10,650,344      10,639,586    10,646,097
 stock outstanding
Dilutive stock options                             66,939             0          68,303             0
                                               ----------    ----------      ----------    ----------

Shares used in calculating diluted             10,695,477    10,650,344      10,707,889    10,646,097
 earnings per share                            ==========    ==========      ==========    ==========


3.    Bank Credit Facility

During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank (the "credit facility") that, as amended during fiscal 1998, expires on December 31, 2001. The credit facility bears interest at the bank's reference rate plus .75% (8.75% at August 28, 1999) or LIBOR plus 2.25% (7.52% at August 28, 1999). If for any 12 month rolling period, the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amounts reserved for outstanding letters of credit.

At August 28, 1999, the Company had approximately $89.5 million of borrowings outstanding and approximately $1.4 million of letters of credit outstanding. The Company had approximately $0.6 million in available borrowings under this facility at August 28, 1999. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures. At August 28, 1999, the Company was in compliance with all financial covenants.

The borrowing base of the credit facility is to a maximum amount of $100 million. The advance rate is 65% through the last day of May, 1999, 70% from the first day of June, 1999 through the last day of October, 1999, and 65% thereafter. The Company is required to maintain an interest coverage ratio of 2.00:1.00, on a rolling 12 month basis for each quarter. The adjusted tangible net worth as of the last day of the second and third fiscal quarters of 1999 is required to be $41.0 million, and for the fourth fiscal quarter 1999 and each fiscal quarter thereafter, adjusted tangible net worth is required to be $42.0 million. Capital expenditures may not exceed $6.0 million for any fiscal year.

4. Selected Information By Business Segment

Information as to the operations of the different business segments with respect to sales and operating income is set forth below for quarter ended and six months ended August 28, 1999 and August 29, 1998 (in thousands):



                                                  Three Months Ended           Six Months Ended
                                              August 28,     August 29,      August 28,     August 29,
                                                1999           1998              1999          1998

Net Sales
    Retail
       Tools                                   $  34,544     $   30,754      $   72,765    $   62,186
       Golf                                       26,047         22,079          48,061        39,616
    Catalog
       Tools                                   $   4,215     $    7,116      $   10,133    $   13,221
       Golf                                        3,559          4,948           8,387         9,513
                                              ----------     ----------      ----------    ----------
                                               $  68,365     $   64,897      $  139,346    $  124,536
                                              ==========     ==========      ==========    ==========

Income (loss) from operations
    Retail
       Tools                                   $   2,337     $    ($533)     $    5,360    $   (1,132)
       Golf                                        1,918          1,068           2,592           962
    Catalog
       Tools                                   $   1,147     $     (148)     $    2,300    $     (280)
       Golf                                          276           (369)            514          (374)

    General corporate expenses                    (3,110)        (3,251)         (6,331)       (8,246)
                                               $   2,568     $  ($3,233)     $    4,435    $   (9,070)
                                              ==========     ==========      ==========    ==========


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the second quarter of fiscal 1999 increased by $3.5 million, or 5.4%, from $64.9 million for the second quarter of fiscal 1998 to $68.4 million. Net retail sales for the second quarter of fiscal 1999 increased $7.8 million or 14.8% from $52.8 million for the second quarter of fiscal 1998 to $60.6 million. Catalog sales for the second quarter of fiscal 1999 decreased $4.3 million, or 35.5%, from $12.1 million for the second quarter of fiscal 1998 to $7.8 million. However, catalog sales for the second quarter of fiscal 1998 included orders that were originally received during the first quarter of fiscal 1998, but were not shipped until the second quarter due to difficulties associated with the implementation of the Company's warehouse management system. Furthermore, catalog sales were impacted by the Company's practice, which the Company plans to continue, of not mailing catalogs to areas where it operates retail stores. The revenue growth of the Company's retail stores is primarily attributable to increased store sales at existing retail locations as well as the expansion of the Company's retail store base. Comparable store sales for Woodworkers Warehouse, Post Tool and Golf Day stores for the second quarter of fiscal 1999 increased by 11.2% as compared to the second quarter of fiscal 1998. The store base expanded 4.1% from 217 locations at the end of the second quarter of 1998 to 226 locations at the end of the second quarter of fiscal 1999.

Net sales for the first six months of fiscal 1999 increased by $14.8 million, or 11.9%, from $124.5 million for the first six months of fiscal 1998 to $139.3 million. Net retail sales for the first six months of fiscal 1999 increased $19.0 million or 18.7% from $101.8 million for the first six months of fiscal 1998 to $120.8 million. Catalog sales for the first six months of fiscal 1999 decreased $4.2 million, or 18.5%, from $22.7 million for the first six months of fiscal 1998 to $18.5 million. This is partially due to the Company's practice, which the Company plans to continue, of not mailing catalogs to areas where it operates retail stores. The revenue growth of retail stores is primarily attributable to increased store sales at existing retail locations as well as the expansion of the Company's retail store base.

The following table presents net sales and gross margin data of the Company for the periods indicated:


                                                  Three Months Ended           Six Months Ended
                                              August 28,     August 29,      August 28,     August 29,
                                                1999           1998              1999          1998
                                                      (In thousands, except percentage data)

Net Sales:
    Retail
       Tools                                   $  34,544     $   30,754      $   72,765    $   62,186
       Golf                                       26,047         22,079          48,061        39,616
    Catalog
       Tools                                   $   4,215     $    7,116      $   10,133    $   13,221
       Golf                                        3,559          4,948           8,387         9,513
                                              ----------     ----------      ----------    ----------
                                               $  68,365     $   64,897      $  139,346    $  124,536
                                              ==========     ==========      ==========    ==========

Gross Margin
    Retail
       Tools                                       27.2%          25.1%           28.1%         24.9%
       Golf                                        30.1%          32.4%           29.1%         31.6%
    Catalog
       Tools                                       45.8%          40.2%           46.0%         39.0%
       Golf                                        48.1%          45.8%           47.0%         46.6%
    )                                         ----------     ----------      ----------    ----------
                                                   30.5%          30.8%           30.9%         30.2%
                                              ==========     ==========      ==========    ==========

Following is a summary of retail store growth:

                                                           Three Months Ended
                                                         August 28,  August 29,
                                                            1999          1998
                                                          ---------    --------

Stores operated at the beginning of the quarter
          Tools                                                148          137
          Golf                                                  79           76
                                                           -------     --------
                     Total                                     227          213
Stores opened
          Tools                                                  0            5
          Golf                                                   1            1
                                                           -------     --------
                     Total                                       1            6
Stores closed
          Tools                                                  0            1
          Golf                                                   2            1
                                                           -------     --------
                     Total                                       2            2

Stores operated at the end of the second quarter
          Tools                                                148          141
          Golf                                                  78           76
                                                           -------     --------

                     Total                                     226          217
                                                           -------     --------

Gross profit for the second quarter of fiscal 1999 increased $0.9 million, or 4.3%, from $20.0 million for the second quarter of fiscal 1998 to $20.9 million. As a percentage of net sales, gross profit decreased 0.3% from 30.8% of net sales for the second quarter of fiscal 1998 to 30.5% of net sales in the second quarter of fiscal 1999. The change in sales mix is the primary cause for the reduction in gross margin, since catalog sales have a higher gross margin than retail sales.

Gross profit for the first six months of fiscal 1999 increased $5.4 million, or 14.4%, from $37.6 million for the first six months of fiscal 1998 to $43.0 million for the first six months of fiscal 1999. As a percentage of net sales, gross profit increased 0.7% from 30.2% of net sales for the first six months of fiscal 1998 to 30.9% of net sales in the first six months of fiscal 1999. Gross margin for the first six months of fiscal 1999 was consistent with historical performance parameters given the different levels of gross margin that are inherent between the retail and catalog businesses

Selling, general and administrative expenses for the second quarter of fiscal 1999 decreased $4.9 million, or 21.2%, from $23.2 million for the second quarter of fiscal 1998 to $18.3 million for the second quarter of fiscal 1999. The decrease in selling, general and administrative expenses is primarily related to the elimination of the non-recurring expenses incurred last year as a result of the problems encountered in the implementation of the then new warehouse management system.

Selling, general and administrative expenses for the first six months of fiscal 1999 decreased $8.1 million, or 17.3%, from $46.7 million for the first six months of fiscal 1998 to $38.6 million for the first six months of fiscal 1999. The decrease in selling, general and administrative expenses is primarily related to the elimination of the non-recurring expenses incurred last year as a result of the problems encountered in the implementation of the then new warehouse management system.

Interest expense for the second quarter of fiscal 1999, net of interest income, increased by $0.4 million from $1.4 million in the second quarter of fiscal 1998 to $1.8 million in the second quarter of fiscal 1999. The increase in interest expense is attributable to the increase in the amount outstanding under the Company's existing bank credit facility.

Interest expense for the first six months of fiscal 1999, net of interest income, increased by $1.0 million from $2.4 million in the first six months of fiscal 1998 to $3.4 million in the first six months of fiscal 1999. The increase in interest expense is attributable to the increase in the amount outstanding under the Company's existing bank credit facility.

Liquidity and Capital Resources

The Company believes that projected cash flows from operations in combination with current available resources are sufficient to meet working capital needs, such as store openings and debt payments. Achievement of projected cash flows from operations, however, will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control, and there can be no assurance that the Company's plans will be achieved. If projected cash flows from operations are not realized, then the Company may have to explore various available alternatives, including obtaining further modification to its existing lending arrangements or attempting to locate additional sources of financing.

The Company's working capital increased by $.7 million, from $11.7 million as of February 27, 1999 to $12.4 million as of August 28, 1999. The increase resulted primarily from an increase in accounts receivable of $1.2 million and a decrease in accounts payable of $13.1 million, which was offset by a decrease in inventory of $2.2 million, an increase in the net borrowings under the Company's bank credit facility of $9.4 million, a decrease in accrued expenses of $1.3 million and a decrease in prepaid expenses and other current assets of $3.3 million.

During the first six months of fiscal 1999, the cash used in operating activities was $6.4 million. The primary uses of the cash were a decrease in accounts payable of $13.1 million and an increase in accounts receivable of $1.2 million, offset by a decrease in inventories of $2.3 million, a decrease in prepaid expenses of $3.5 million and a decrease in accrued expenses of $1.3 million.

The net cash used in investing activities was approximately $2.4 million. The main use of the cash was for the purchase of property and equipment.

The net cash provided by financing activities was approximately $8.9 million and was primarily attributable to the increase in borrowings on the Company's bank credit facility of $9.3 million.

During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank (the "credit facility") that, as amended during fiscal 1998, expires on December 31, 2001. The credit facility bears interest at the bank's reference rate plus .75% (8.75% at August 28, 1999) or LIBOR plus 2.25% (7.52% at August 28, 1999). If for any 12 month rolling period, the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amounts reserved for outstanding letters of credit.

At August 28, 1999, the Company had approximately $89.5 million of borrowings outstanding and approximately $1.4 million of letters of credit outstanding. The Company had approximately $0.6 million in available borrowings under this facility at August 28, 1999. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures. At August 28, 1999, the Company was in compliance with all financial covenants.

The borrowing base of the credit facility is to a maximum amount of $100 million. The advance rate is 65% through the last day of May, 1999, 70% from the first day of June, 1999 through the last day of October, 1999, and 65% thereafter. The Company is required to maintain an interest coverage ratio of 2.00:1.00, on a rolling 12 month basis for each quarter. The adjusted tangible net worth as of the last day of the second and third fiscal quarters of 1999 is required to be $41.0 million, and for the fourth fiscal quarter 1999 and each fiscal quarter thereafter, adjusted tangible net worth is required to be $42.0 million. Capital expenditures may not exceed $6.0 million for any fiscal year.

The Company anticipates that it will operate approximately 230 stores by the end of fiscal 1999. To the extent necessary, the Company will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's limited expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company estimates that the cost of opening a new store (exclusive of distribution center inventory) averages approximately $350,000, of which $290,000 consists of inventory, in the case of a tool store, and approximately $425,000, of which $300,000 consists of inventory, in the case of a golf store. In each case, a portion of the inventory investment is financed with trade credit. The Company opened one new golf store and closed two golf stores in the second quarter of fiscal 1999. For the first six months of fiscal 1999, the Company opened one new tool store and one new golf store and closed two tool stores and five golf stores.

YEAR 2000

Like many other companies, the Year 2000 computer issue creates risk for the Company. If both information technology systems and imbedded technology do not correctly recognize date information when the year changes to 2000, it could have an adverse impact on the Company's operations. The Company has updated its software to accommodate programming logic that properly interprets Year 2000 dates. All software is under maintenance agreements by software companies that have provided updated, Year 2000 compliant software. A review of embedded technology used in equipment provided by outside vendors with the manufacturers of such equipment, is planned to be completed by October, 1999. The Company does not anticipate difficulty in resolving issues related to embedded technology in the equipment provided by other manufacturers. The Company has also inquired of important third party vendors regarding their Year 2000 readiness.

Based on the Company's work to date, the Company believes that it will be Year 2000 compliant and that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Since the Company relies on third-party suppliers for many systems, products and services including merchandise, telecommunications and call center support, the Company could be adversely affected if these suppliers do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has made inquiries with major third party suppliers regarding their Year 2000 compliance. However, there can be no assurance that such third parties have provided complete or accurate Year 2000 readiness disclosures.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issues in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company could be adversely affected. For example, the Company could encounter problems in taking customer orders, shipping products, invoicing customers or collecting payments. The amount of potential lost revenue or related consequences as a result of these unlikely contingencies has not been estimated.

In addressing contingency issues, the Company plans to allocate internal resources and may retain dedicated consultants and vendor representatives to be available to take corrective action, if necessary. However, the Company will adjust and adopt additional plans if situations arise requiring modifications to existing contingency plans or new contingency plans, as required.

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


                                     TREND-LINES, INC.
                                     Registrant




Date: October 7, 1999               /s/ Stanley D. Black
                                     Stanley D. Black
                                     (Chief Executive Officer)




                                     /s/ Ronald L. Franklin
                                     Ronald L. Franklin
                                     (Vice President Finance and
                                       Treasurer)