Form 10-Q
period 1999-11-27
TREND LINES INC
filed 2000-01-06
CIK 922978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q
(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 1999 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          ---------------------------- TO ----------------------------------

Commission file   . . . .0-24390. . . .

                               TREND - LINES, INC.
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
             (Exact name of registrant as specified in its charter)


             Massachusetts                             04-2722797
         =====================                     ==================
     (State or other jurisdiction of           (I.R.S. Employer incorporation
           Identification No.)                        or organization)

135 American Legion Highway, Revere, Massachusetts                      02151
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                              NUMBER OF SHARES OUTSTANDING JANUARY 5, 2000
-----                              ---------------------------------------------
Class A Common Stock,  $.01 par value                                  6,010,411

Class B Common Stock,  $.01 par value                                  4,641,082

                        Trend-Lines, Inc. and Subsidiary

                                     INDEX

                                                                       PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets
          November 27, 1999 (Unaudited) and February 27, 1999            3

          Condensed Consolidated Statements of Operations
          Nine Months Ended November 27, 1999 and
          November 28, 1998 (Unaudited)                                  4

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended November 27, 1999 and
          November 28, 1998 (Unaudited)                                  5

          Notes to Condensed Consolidated Financial Statements           6-8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                      9-14

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              15

ITEM 2.   Changes in Securities                                          15

ITEM 3.   Defaults Upon Senior Securities                                15

ITEM 4.   Submission of Matters to a Vote of Security Holders            15

ITEM 5.   Other Information                                              15

ITEM 6.   Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                               16

                        TREND-LINES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                      NOVEMBER 27,  FEBRUARY 27,
                                                         1999          1999
                                                      (UNAUDITED)
                                                      ------------  -----------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                          $        560  $       540
   ACCOUNTS RECEIVABLE, NET                                 25,038       22,270
   INVENTORIES                                             147,705      131,219
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                 6,161        9,508
                                                      ------------  -----------
               TOTAL CURRENT ASSETS                        179,464      163,537

PROPERTY AND EQUIPMENT, NET                                 20,958       21,413

INTANGIBLE ASSETS, NET                                       6,358        6,621

OTHER ASSETS                                                 1,174        1,367
                                                      ------------  -----------
                                                      $    207,954  $   192,938
                                                      ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   BANK CREDIT FACILITY                               $     94,984  $    80,152
   CURRENT PORTION OF CAPITAL OBLIGATIONS                      681        1,028
   ACCOUNTS PAYABLE                                         64,275       62,589
   ACCRUED EXPENSES                                          6,499        8,056
                                                      ------------  -----------

               TOTAL CURRENT LIABILITIES                   166,439      151,825
                                                      ------------  -----------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION              327          671
                                                      ------------  -----------
STOCKHOLDERS' EQUITY:
   COMMON STOCK, $.01 PAR VALUE -
      CLASS A --
         AUTHORIZED-20,000,000 SHARES
         ISSUED-6,510,411 AND 6,469,553 SHARES AT
            NOVEMBER 27, 1999 AND FEBRUARY 27, 1999             65           64

      CLASS B --
         AUTHORIZED-5,000,000 SHARES
         ISSUED AND OUTSTANDING-4,641,082 AND
            4,681,082 SHARES AT NOVEMBER 27, 1999
            AND FEBRUARY 27, 1999                               46           47

   ADDITIONAL PAID IN CAPITAL                               41,626       41,625
   RETAINED EARNINGS                                         1,911        1,166
      LESS: 500,000 CLASS A SHARES HELD IN TREASURY AT
            NOVEMBER 27, 1999 AND FEBRUARY 27, 1999,
            AT COST                                         (2,460)      (2,460)
                                                      ------------  -----------

               TOTAL STOCKHOLDERS' EQUITY                   41,188       40,442
                                                      ------------  ------------
                                                      $    207,954  $   192,938
                                                      ============  ===========

            See notes to condensed consolidated financial statements

                        TREND-LINES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      NOVEMBER 27,     NOVEMBER 28,    NOVEMBER 27,    NOVEMBER 28,
                                                                         1999             1998            1999            1998
                                                                      ------------     ------------    ------------    ------------
NET SALES                                                             $     57,616     $     60,102    $    196,962    $    184,638

COST OF SALES                                                               38,620           41,735         134,957         128,683
                                                                      ------------     ------------    ------------    ------------

   GROSS PROFIT                                                             18,996           18,367          62,005          55,955

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                17,019           16,730          55,593          63,388
                                                                      ------------     ------------    ------------    ------------

   INCOME (LOSS) FROM OPERATIONS                                             1,977            1,637           6,412          (7,433)

INTEREST EXPENSE, NET                                                        1,831            1,578           5,189           3,999
                                                                      ------------     ------------    ------------    ------------

   INCOME (LOSS) BEFORE PROVISION (BENEFIT) BEFORE INCOME TAXES                146               59           1,223         (11,432)

PROVISION (BENEFIT)  FOR  INCOME TAXES                                          57                -             477          (3,230)
                                                                      ------------     ------------    ------------    ------------

   NET INCOME (LOSS)                                                  $         89     $         59    $        746          (8,202)
                                                                      ============     ============    ============    ============

BASIC NET INCOME (LOSS) PER SHARE                                     $       0.01     $       0.01    $       0.07           (0.77)
                                                                      ============     ============    ============    ============

DILUTED NET INCOME (LOSS) PER SHARE                                   $       0.01     $       0.01    $       0.07           (0.77)
                                                                      ============     ============    ============    ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 2)                      10,651,493       10,650,635      10,643,555      10,647,610
                                                                      ============     ============    ============    ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 2)                    10,651,493       10,723,142      10,691,560      10,647,610
                                                                      ============     ============    ============    ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        TREND-LINES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                          NINE MONTHS ENDED

                                                    NOVEMBER 27,   NOVEMBER 28,
                                                        1999           1998
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                $        746   $     (8,202)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES--
      DEPRECIATION AND AMORTIZATION                        4,156          3,503
      CHANGES IN CURRENT ASSETS AND LIABILITIES
         ACCOUNTS RECEIVABLE                              (2,768)        (4,132)
         INVENTORIES                                     (16,486)       (24,793)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS         3,347           (282)
         ACCOUNTS PAYABLE                                  1,686          9,512
         ACCRUED EXPENSES                                 (1,560)        (3,647)
                                                    ------------   ------------

            NET CASH USED IN OPERATING ACTIVITIES        (10,879)       (28,041)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY AND EQUIPMENT                    (3,183)        (5,658)
   INCREASE (DECREASE) IN OTHER ASSETS                       (60)            40
                                                    ------------   ------------

            NET CASH USED IN INVESTING ACTIVITIES         (3,243)        (5,618)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   NET BORROWINGS UNDER BANK CREDIT FACILITIES            14,832         34,503
   NET PAYMENTS ON CAPITAL LEASE OBLIGATIONS                (690)          (576)
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                     -            101
                                                    ------------   ------------

            NET CASH PROVIDED BY FINANCING ACTIVITIES     14,142         34,028
                                                    ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     20            369

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               540            669
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $        560   $      1,038
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID (REFUNDED) FOR:
         INTEREST                                   $      4,792   $      3,599
                                                    ============   ============
         INCOME TAXES                               $     (3,228)  $        339
                                                    ============   ============

            See notes to condensed consolidated financial statements

                        TREND-LINES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the nine months ended November 27, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending February 26, 2000.

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

Potentially dilutive securities include outstanding options under the Company's stock option plan.

Below is a summary of the shares used in calculating basic and diluted earnings per share:

                                              Three Months Ended             Nine Months Ended
                                          November 27,   November 28,    November 27,  November 28,
                                             1999           1998            1999          1998
                                             ----           ----            ----          ----
Weighted average number of shares of
common stock outstanding                    10,651,493     10,650,635      10,643,555    10,647,610

Dilutive stock options                               0         72,507          48,005             0
                                            ----------     ----------      ----------    ----------

Shares used in calculating diluted
earnings per share                          10,651,493     10,723,142      10,691,560    10,647,610
                                            ==========     ==========      ==========    ==========

3.  Bank Credit Facility

During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank (the "credit facility") that, as amended during fiscal 1998, expires on December 31, 2001. The credit facility bears interest at the bank's reference rate plus .50% (9.00% at November 27, 1999) or LIBOR plus 2.00% (7.4% at November 27, 1999). If for any 12 month rolling period, the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period, which is reflected above. A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amounts reserved for outstanding letters of credit.

At November 27, 1999, the Company had approximately $95.0 million of borrowings outstanding and approximately $0.5 million of letters of credit outstanding. The Company had approximately $1.5 million in available borrowings under this facility at November 27, 1999. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures. At November 27, 1999, the Company was in compliance with all financial covenants.

The borrowing base of the credit facility is to a maximum amount of $100 million. The advance rate is 65% through the last day of May, 1999, 70% from the first day of June, 1999 through the last day of October, 1999, and 65% thereafter. The Company is required to maintain an interest coverage ratio of 2.00:1.00, on a rolling 12 month basis for each quarter. The adjusted tangible net worth as of the last day of the third fiscal quarter of 1999 is required to be $41.0 million, and for the fourth fiscal quarter 1999 and each fiscal quarter thereafter, adjusted tangible net worth is required to be $42.0 million. Capital expenditures may not exceed $6.0 million for any fiscal year.

4. Selected Information By Business Segment

Information as to the operations of the different business segments with respect to sales and operating income is set forth below for quarter ended and nine months ended November 27, 1999 and November 28, 1998 (in thousands):

                               Three Months Ended         Nine Months Ended
                           November 27,  November 28,  November 27, November 28,
                              1999          1998          1999           1998
                              ----          ----          ----           ----

Net Sales
  Retail
    Tools                  $     36,299  $     37,873  $    109,063  $ 100,059
    Golf                         13,743        12,490        61,804     52,106
  Catalog
    Tools                         4,713         6,325        14,846     19,546
    Golf                          2,861         3,414        11,249     12,927
                           ------------  ------------  ------------  ---------
                           $     57,616  $     60,102  $    196,962  $ 184,638
                           ------------  ------------  ------------  ---------

Income (Loss) From
Operations
  Retail
    Tools                  $      3,515  $      2,625  $      8,875  $    1,489
    Golf                             26          (401)        2,618         560
  Catalog
    Tools                         1,097         1,164         3,397         884
    Golf                            484           653           997         279
  General Corporate Expense      (5,033)       (3,982)      (15,141)    (11,415)
                           ------------  ------------  ------------  ----------
                           $         89  $         59  $        746  $   (8,203)
                           ------------  ------------  ------------  ----------

The Company sells its products through its Woodworkers Warehouse, Post Tool and Golf Day retail stores and its Trend-Lines and Golf Day catalogs. These businesses have been aggregated into their respective reportable segments based on the management reporting structure.

The Company operates from a single distribution center in Revere, Massachusetts, for its Woodworkers Warehouse and Golf Day operations and utilizes common labor pools, common management at the corporate level and a single telemarketing sales force. Post Tool, Inc. has a distribution center facility in Hayward,
California. As a result, many of the expenses of the Company are allocated between the business segments.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the third quarter of fiscal 1999 decreased by $2.5 million, or 4.2%, from $60.1 million for the third quarter of fiscal 1998 to $57.6 million. Net retail sales for the third quarter of fiscal 1999 decreased $0.3 million or 0.6% from $50.3 million for the third quarter of fiscal 1998 to $50.0 million. Catalog sales for the third quarter of fiscal 1999 decreased $2.2 million, or 21.6%, from $9.7 million for the third quarter of fiscal 1998 to $7.5 million. The catalog sales were impacted by the Company's practice, which the Company plans to continue, of not mailing catalogs to areas where it operates retail stores. The revenue decrease of retail stores is primarily attributable to flat comparable store sales growth and a decrease in net new store openings and closed stores. Comparable store sales for Woodworkers Warehouse, Post Tool, and Golf Day stores for the third quarter of fiscal 1999 increased by 1% as compared to the third quarter of fiscal 1998. The store base decreased 1% from 230 locations at the end of the third quarter of fiscal 1998 to 228 locations at the end of the third quarter of fiscal 1999.

Net sales for the first nine months ended of fiscal 1999 increased by $12.4 million, or 6.7%, from $184.6 million for the first nine months ended of fiscal 1998 to $197.0 million. Net retail sales for the first nine months of fiscal 1999 increased $18.7 million or 12.3% from $152.2 million for the first nine months of fiscal 1998 to $170.9 million. Comparable store sales for Woodworkers Warehouse, Post Tool, and Golf Day stores for the nine months ended of fiscal 1999 increased by 9.1% as compared to the nine months ended of fiscal 1998. Catalog sales for the first nine months of fiscal 1999 decreased $6.4 million, or 19.7%, from $32.5 million for the first nine months of fiscal 1998 to $26.1 million. This is partially due to the Company's practice, which the Company plans to continue, of not mailing catalogs to areas where it operates retail stores. The revenue growth of retail stores is primarily attributable to increased store sales at existing retail locations.

The following table presents net sales and gross margin data of the Company for the periods indicated:

                            THREE MONTHS ENDED           NINE MONTHS ENDED
                        NOVEMBER 27,  NOVEMBER 28,   NOVEMBER 27,   NOVEMBER 28,
                           1999          1998           1999           1998
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET SALES:
    RETAIL
         TOOLS          $     36,299  $     37,873   $    109,063   $   100,059
         GOLF                 13,743        12,490         61,804        52,106

    CATALOG
         TOOLS                 4,713         6,325         14,846        19,546
         GOLF                  2,861         3,414         11,249        12,927
                        ------------  ------------   ------------   -----------

TOTAL                   $     57,616  $     60,102   $    196,962   $   184,638
                        ============  ============   ============   ===========

GROSS MARGIN
    RETAIL
         TOOLS              30.6%         26.6%          28.9%         25.6%
         GOLF               30.8%         30.3%          29.5%         31.3%

    CATALOG
         TOOLS              44.9%         45.0%          45.7%         41.0%
         GOLF               53.5%         48.0%          48.6%         47.0%
                        ------------  ------------   ------------   -----------

                            33.0%         30.6%          31.5%         30.3%
                        ============  ============   ============   ===========

Following is a summary of retail store growth:

                                                          THREE MONTHS ENDED
                                                     NOVEMBER 27,   NOVEMBER 28,
                                                        1999           1998
                                                        ----           ----

STORES OPERATED AT THE BEGINNING OF THE QUARTER
           TOOLS                                        148            141
           GOLF                                          78             76
                                                        ---            ---
                    TOTAL                               226            217
STORES OPENED
           TOOLS                                          1             9
           GOLF                                           2             8
                                                        ---           ---
                    TOTAL                                 3            17
STORES CLOSED
           TOOLS                                          1             2
           GOLF                                           0             2
                                                        ---           ---
                    TOTAL                                 1             4
STORES OPERATED AT THE END OF THE THIRD QUARTER
           TOOLS                                        148           148
           GOLF                                          80            82
                                                        ---           ---
                    TOTAL                               228           230
                                                       ====           ===

Gross profit for the third quarter of fiscal 1999 increased $0.6 million, or 3.4%, from $18.4 million for the third quarter of fiscal 1998 to $19.0 million. As a percentage of net sales, gross profit increased 2.4% from 30.6% of net sales for the third quarter of fiscal 1998 to 33.0% of net sales in the third quarter of fiscal 1999. Planned price increases in retail stores accounted for the increase in gross margin. This increase took place in spite of decreased catalog sales which have a higher gross margin.

Gross profit for the first nine months of fiscal 1999 increased $6.0 million, or 10.8%, from $56.0 million for the first nine months of fiscal 1998 to $62.0 million for the first nine months of fiscal 1999. As a percentage of net sales, gross profit increased 1.2% from 30.3% of net sales for the first nine months of fiscal 1998 to 31.5% of net sales in the first nine months of fiscal 1999. Gross margin for the first nine months of fiscal 1999 was consistent with historical performance parameters given the different levels of gross margin that are inherent between the retail and catalog businesses and the planned price increases in retail stores.

Selling, general and administrative expenses for the third quarter of fiscal 1999 increased $0.3 million, or 1.7%, from 27.8% for the third quarter of fiscal 1998 to 29.5% for the third quarter of fiscal 1999. The increase in selling, general and administrative as a percentage of net sales is primarily attributable to higher net retail advertising expenses in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998.

Selling, general and administrative expenses for the first nine months of fiscal 1999 decreased $7.8 million, or 12.3%, from $63.4 million for the first nine months of fiscal 1998 to $55.6 million for the first nine months of fiscal 1999. The decrease in selling, general and administrative expenses is primarily related to the elimination of the non-recurring expenses incurred last year as a result of the problems encountered in the implementation of the then new warehouse management system.

Interest expense for the third quarter of fiscal 1999, net of interest income, increased by $0.3 million from $1.6 million in the third quarter of fiscal 1998 to $1.9 million in the third quarter of fiscal 1999. The increase in interest expense is attributable to the increase in the amount outstanding under the Company's existing bank credit facility.

Interest expense for the first nine months of fiscal 1999, net of interest income, increased by $1.2 million from $4.0 million in the first nine months of fiscal 1998 to $5.2 million in the first nine months of fiscal 1999. The increase in interest expense is attributable to the increase in the amount outstanding under the Company's existing bank credit facility.

For the foregoing reasons, net income for the third quarter of fiscal 1999 was approximately $89,000, or $0.01 per share, compared to net income of approximately $59,000, or $0.01 per share, in the comparable quarter ended November 28, 1998. For the same reasons, net income for the nine months ended November 27, 1999 was approximately $746,000, or $0.07 per share, compared with a net after-tax loss of approximately $8.2 million, or ($0.77) per share, for the nine months ended November 28, 1998.

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

The Company's working capital increased by $1.3 million, from $11.7 million as of February 27, 1999 to $13.0 million as of November 27, 1999. The increase resulted primarily from an increase in inventory of $16.5 million and accounts receivable of $2.8 million which was offset by an increase in the net borrowings under the Company's bank credit facility of $14.8 million and a decrease in prepaid expenses and other current assets of $3.3 million.

During the first nine months of fiscal 1999, the cash used in operating activities was $11.0 million. The primary uses of the cash were an increase in inventories for $16.5 million and accounts receivable for $2.8 million and a decrease in accrued expenses of $1.6 million, which was offset by an increase in accounts payable of $1.7 million, a decrease in prepaid expenses and other current assets of $3.3 million and a decrease in accrued expenses for $1.6 million and depreciation and amortization of $4.2 million.

The net cash used in investing activities was approximately $3.2 million. The main use of the cash was for the purchase of property and equipment.

The net cash provided by financing activities was approximately $14.1 million and was primarily attributable to the increase in borrowings on the Company's bank credit facility of $14.8 million.

During fiscal 1996, the Company entered into a secured line-of-credit agreement with a bank (the "credit facility") that, as amended during fiscal 1998, expires on December 31, 2001. The credit facility bears interest at the bank's reference rate plus .50% (9.00% at November 27, 1999) or LIBOR plus 2.00% (7.4% at November 27, 1999). If for any 12 month rolling period, the fixed charges ratio exceeds certain limits, as defined, the bank's interest rate on the credit facility is decreased by .25% for the period immediately following such rolling period, which is reflected above A commitment fee of .375% per year of the average unused commitment amount, as defined, is payable monthly. The credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amounts reserved for outstanding letters of credit.

At November 27, 1999, the Company had approximately $95.0 million of borrowings outstanding and approximately $0.5 million of letters of credit outstanding. The Company had approximately $1.5 million in available borrowings under this facility at November 27, 1999. The bank has a security interest in substantially all assets of the Company. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures. At November 27, 1999, the Company was in compliance with all financial covenants.

The borrowing base of the credit facility is to a maximum amount of $100 million. The advance rate is 65% through the last day of May, 1999, 70% from the first day of June, 1999 through the last day of October, 1999, and 65% thereafter. The Company is required to maintain an interest coverage ratio of 2.00:1.00, on a rolling 12 month basis for each quarter. The adjusted tangible net worth as of the last day of the third fiscal quarter of 1999 is required to be $41.0 million, and for the fourth fiscal quarter 1999 and each fiscal quarter thereafter, adjusted tangible net worth is required to be $42.0 million. Capital expenditures may not exceed $6.0 million for any fiscal year.

The Company anticipates that it will operate approximately 230 stores by the end of fiscal 1999. To the extent necessary, the Company will continue to invest in leasehold improvements and equipment to support its retail store expansion plans. In addition, the Company's limited expansion plans will require the use of cash to fund increased inventories associated with the operation of additional retail stores. The Company estimates that the cost of opening a new store (exclusive of distribution center inventory) averages approximately $350,000, of which $290,000 consists of inventory, in the case of a tool store, and approximately $425,000, of which $300,000 consists of inventory, in the case of a golf store. In each case, a portion of the inventory investment is financed with trade credit. The Company opened one new tool store and two new golf stores and closed one tool stores in the third quarter of fiscal 1999. For the first nine months of fiscal 1999, the Company opened two new tool store and four new golf store and closed three tool stores and six golf stores.

YEAR 2000

Like many other companies, the Year 2000 computer issue created risk for the Company. If, when the date changed from December 31, 1999 to January 1, 2000, either information technology systems or imbedded technology did not correctly recognize date information, it could have had an adverse impact on the Company's operations. Prior to January 1, 2000, the Company updated its software to accommodate programming logic that properly interprets dates in the year 2000 and beyond. All software is under maintenance agreements by software companies that have provided updated software that properly recognizes the post January 1, 2000 dates. A review of embedded technology used in equipment provided by outside vendors with the manufacturers of such equipment, was completed by November, 1999.

Upon the advent of January 1, 2000, the Company did not register any malfunctions related to its own technology, distribution systems or other operations and does not foresee any issues related to embedded technology in the equipment provided by other manufacturers. The Company also inquired of important third party vendors regarding their Year 2000 readiness and all such third party vendors appear to be continuing operations without any interruption or visible adverse effect.

Based on the Company's work to date and its continuing uninterrupted operation on and after January 1, 2000, the Company believes that it was successful in ensuring the Year 2000 compliance of all systems and that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Since the Company relies on third-party suppliers for many systems, products and services including merchandise, telecommunications and call center support, the Company could have been adversely affected if these suppliers had not made all necessary changes to their own systems and products successfully and in a timely manner. Prior to the new year, the Company made inquiries with major third party suppliers regarding their Year 2000 compliance and although there can be no assurance that such third parties have provided complete or accurate Year 2000 readiness disclosures or that such third parties will continue their uninterrupted operation, it appears that no major or critical systems operated by third parties failed as a result of the date change.

Management of the Company believes it has an effective program in place to resolve any remaining Year 2000 issues in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company could be adversely affected. For example, the Company could encounter future problems in taking customer orders, shipping products, invoicing customers or collecting payments. The amount of potential lost revenue or related consequences as a result of these unlikely contingencies has not been estimated.

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

                                TREND-LINES, INC.
                                Registrant



Date: January 6, 2000           /s/ Stanley D. Black
                                Stanley D. Black
                                (Chief Executive Officer)


                                /s/ Ronald L. Franklin
                                Ronald L. Franklin
                                (Vice President
                                 Finance and Treasurer)