Form 10-K
period 2000-02-26
TREND LINES INC
filed 2000-06-15
CIK 922978

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
(Mark One)

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For fiscal year ended February 26, 2000 or

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

                      Class A Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Yes X No ___

     The aggregate market value of the registrant's Class A Common Stock, $.01 par value, held by non-affiliates of the registrant as of May 2, 2000 was $8,395,884 based on the closing price of $1.44 on that date on the Nasdaq National Market. As of May 2, 2000, 6,010,411 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, and 4,641,082 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

       Except for the historical information contained herein, the discussion in this Report and any document incorporated herein by reference contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, strategies, objectives, expectations and intentions. The cautionary statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 should be read as being applicable to all forward-looking statements wherever they appear. The Company's actual results could differ materially from those discussed or incorporated herein. Factors that could cause or contribute to such differences include those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed elsewhere herein or the documents incorporated herein by reference.

    Trend-Lines, Inc. (the "Company") is a specialty retailer of power and hand tools and accessories, as well as golf equipment and supplies. The Company was formed in 1981, and in 1983 the Company began mailing its Trend-Lines catalog and opened a Woodworkers Warehouse outlet store in its distribution center. The Company opened its first Woodworkers Warehouse retail store in 1986 and at February 26, 2000, operated 120 Woodworkers Warehouse stores. In January 1995, the Company further expanded its tool retail operations by acquiring 17 Post Tool stores and a distribution center for those stores and at February 26, 2000, operated 28 Post Tool stores. The Company purchased the Golf Day name and mailing list in 1989, mailed its first Golf Day catalog in 1990 and opened a Golf Day outlet store in its distribution center in January 1991. In January 1998, the Company further expanded its golf retail operations by acquiring 13 Nevada Bob's franchised stores located in New England, which were immediately converted to Golf Day stores. At February 26, 2000, the Company operated 82 Golf Day stores. All of the Company's Woodworkers Warehouse and Golf Day retail stores are located in the Northeast, and Mid-Atlantic regions except for 5 Golf Day stores located in California. The Company's 28 Post Tool stores are located in California except for 2 stores located in Nevada.

    The Company was incorporated in Massachusetts in 1981. The principal executive offices of the Company are located at 135 American Legion Highway, Revere, Massachusetts 02151, and its telephone number is (781) 853-0900. As used herein, the term Company refers to Trend-Lines, Inc. and its wholly owned subsidiary, Post Tool, Inc.

This Report contains our trademarks and service marks Golf Day(R), Woodworkers Warehouse(R), Trend-Lines Woodworking Tools & Supplies(R), Golf Express(R), Carb-Tech(R), Post Tool(R), Reliant(R), Vulcan(R) and Honors(R). Each trademark, trade name or service mark of any other company appearing in this Report belongs to its holder.

The Woodworking Tool Industry

    According to the "Woodworking in America"(TM) survey sponsored in 1998 by the American Woodworker Magazine (the "Woodworking Survey"), approximately 11% of the United States adult population, or nearly 20.5 million people, are involved in woodworking activities, spending more than $7.8 billion annually on equipment and accessories used specifically for woodworking projects. Major items in this category include power tools; wood finishes; hand tools; blades, bits and cutters; glue and adhesives; abrasives; sharpening equipment; books and other equipment and supplies. Approximately 43% of the total amount spent, or $3.3 billion, is spent on power tools.

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

Business Strategy )

     The Company's business strategy is designed to enhance the Company's position and to maximize the Company's future growth as a leading specialty retailer of power and hand tools and accessories. The key elements of the Company's business strategy are as follows:

  o Selected net expansion of retail store operations. The Company intends to continue to focus its retail store openings in existing markets or markets in close proximity to those in which it is currently operating in order to take advantage of its distribution system. The Company may also consider expansion of its retail store operations through strategic acquisitions.

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

  o Cost-effective operations. The Company consistently strives to lower the cost of its operations. In operating its tool and golf businesses in the Northeast and Mid-Atlantic regions, the Company uses a single facility in Revere, Massachusetts, with common management and common or parallel information, telemarketing and distribution systems, in order to achieve operating efficiencies. The Company also has a distribution center located in Hayward, California, for its Post Tool operation, which has been integrated into the Company's management information systems.

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

Recent Developments

On June 12 the Company announced it is planning on divesting itself of its golf businesses and concentrate on its larger and profitable tool business. The Company will sell its Golf Day retail stores, Golf Day mail order catalog and GolfDay.com web site or license its Golf Day retail stores. Currently, the Company's plans are not definitive, but the Company expects to treat the golf business as a discontinued operation once plans for divestiture are definitive.

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

    The Company's Golf Day retail stores and mail order catalog sell a broad selection of golf equipment and supplies, including clubs, club components, bags, balls, golf shoes, apparel, hand carts, training aids, accessories and gift items. The Company carries leading brand name golf products, including products from Adams, Adidas, Callaway, Cleveland, Cobra, Foot-Joy, MacGregor, Nike, Orlimar, Spalding, Taylor Made, Titleist, Tommy Armour and Wilson. In addition, the Company sells private label golf merchandise under its Honors trademark. The Company selects golf products using similar criteria as those applied in the selection of tools and accessories.

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

    At February 26, 2000, the Company operated 120 Woodworkers Warehouse stores, 28 Post Tool stores and 82 Golf Day stores. Of the Woodworkers Warehouse stores, 32 were located in New York, 24 in Pennsylvania, 18 in Massachusetts, 14 in New Jersey, 11 in New Hampshire, 8 in Connecticut, 7 in Maine, 3 in Delaware, 2 in Rhode Island, and 1 in Vermont. Of the Post Tool stores, 26 are located in California and 2 in Nevada. Of the 82 Golf Day stores, 19 are located in Massachusetts, 17 in New York, 12 in New Jersey, 8 in Connecticut, 6 in Pennsylvania, 6 in New Hampshire, 5 in California, 4 in Maine, 3 in Delaware, and 2 in Rhode Island.

    The Company's Woodworkers Warehouse and Golf Day retail store operations are currently divided into regional districts, with each district containing from 17 to 23 stores. The Company evaluates the performance of its stores on a continuous basis and will close any store which is not adequately contributing to the profitability of the Company. During fiscal 1999, the Company closed 3 tool stores as well as 8 golf stores.

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

Catalog Operations

    The Company usually produces four versions of each of the Trend-Lines and Golf Day catalogs annually. The Company mailed approximately 9.7 million copies of its Trend-Lines catalog and approximately 10.0 million copies of its Golf Day catalog during fiscal year 1999 The Trend-Lines and Golf Day catalog mailing lists total approximately 1.1 million and 1.0 million customers (comprised of selected previous buyers), respectively, and are supplemented with various rented lists. The Company's catalogs are mailed to prospective purchasers throughout the United States.

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

    A substantial majority of the Company's catalog orders and customer inquiries are received daily by a sophisticated call management distribution system via incoming toll-free "800" numbers. This system distributes calls to trained customer service representatives and provides detailed call reporting and analysis. The Company provides technical assistance to its customers, on a toll-call basis. The Company usually ships orders within 48 hours after receipt. In addition, the Company offers express delivery.

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

E-Commerce

     In fiscal 1999, the Company launched its WoodworkersWarehouse.com, GolfDay.com and Trend-Lines.com websites. These websites augment the Company's other promotional activities and demonstrate the Company's emerging e-commerce capabilities.

Suppliers

    The power and hand tool and golf equipment businesses both rely on major vendors with well-known brand names, as well as smaller specialty vendors. In fiscal 1999, one of the Company's vendors accounted for approximately 8.8% of the Company's purchases. The Company believes its vendor relationships are satisfactory.

    In fiscal 1999, approximately 9% of the Company's tool products and 2% of the Company's golf products were purchased from overseas vendors. A substantial portion of the tool and golf products sold under the Company's private labels are purchased from overseas vendors. The majority of the Company's overseas purchases are from Taiwan and, to a lesser extent, Korea, China, England, Hong Kong, Sweden, Japan and Germany. This portion of the Company's business is subject to the risks generally associated with conducting business abroad, including adverse fluctuations in currency rates, changes in import duties or quotas, the imposition of taxes or other charges on imports, and disruptions or delays in shipment or transportation. To date, these factors have not had a material adverse impact on the Company's operations.

Distribution

    The Company leases a 286,000 square foot distribution center in Revere, Massachusetts, just outside of Boston. The facility also houses the Company's corporate offices and customer service operation. The distribution center serves the Woodworkers Warehouse and Golf Day retail stores and the woodworking and golf catalogs. The Company leases a 51,000 square foot warehouse facility in Chelsea, Massachusetts, which is used for additional storage and processing of product returns. In addition, the Company leases a 48,000 square foot distribution center in Hayward, California for its Post Tool stores.

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

    The Company has systems that support the entire catalog cycle from purchasing merchandise and planning the catalogs, through merchandise sales and delivery to the customers' homes. The Company manages a catalog customer database which contains a list of approximately 3.1 million customers. The catalog customer database enables the Company to focus its catalog mailings on customers most likely to purchase, analyzes merchandise trends and buying patterns, and tracks the effectiveness of customer promotional merchandising.

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

Registered Trademarks and Service Marks

     Golf Day(R), Woodworkers Warehouse(R), Trend-Lines(R), Trend-Lines Woodworking Tools & Supplies(R), Golf Express(R), Carb-Tech(R), Post Tool(R), Reliant(TM), Vulcan(R) and Honors(R) are trademarks or service marks of the Company. The Company intends to continue to register, when deemed appropriate, trademarks and service marks. The Company may also register trade names, when deemed appropriate.

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

Employees

     The Company relies on many part time, flex time and seasonal employees to meet its needs. At February 26, 2000, the Company employed 1,606 persons, of whom 971 were fulltime and 635 were part time. The Company considers its employee relations to be satisfactory.

Executive Officers

    Name                Age                    Position
    ----                ---                    --------
Stanley D. Black         63        Chairman of the Board of Directors and
                                   Chief Executive Officer

Richard Griner           56        President, Chief Operating Officer and
                                   Director

Ronald L. Franklin       54        Executive Vice President, CFO, and Director

Gerald Roth              59        Executive Vice President, Retail

Walter S. Spokowski      43        Executive Vice President, Merchandising and
                                   Director

Kathleen Harris          41        Vice President, Human Resources

Liz McGowan              35        Vice President, Advertising

John A. McGregor         51        Vice President, Golf Day Merchandising

Jayne Pendergast         44        Vice President, Information Systems

Norman W. Zagorsky       62        Vice President, Purchasing

    Stanley D. Black, founder of the Company, has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since its organization in 1981.

    Richard Griner joined Trend-Lines as President, Chief Operating Officer and Director in October 1996. From June, 1986 to January, 1995, Mr. Griner was senior vice president of operations for Family Dollar Stores.

    Ronald L. Franklin has been an Executive Vice President and Chief Financial Officer since April 2000, a Director of the Company since May 1994, and has served as Treasurer since April 1994, and Vice President, Finance since March 1987.

    Gerald Roth joined Trend-Lines as Executive Vice President of Retail in January 2000. He has managed Department, Discount, and Specialty Stores. Most recently, he was Executive Vice President of World Duty Free Americas, the Airport Division.

    Walter S. Spokowski joined Trend-Lines as Executive Vice President, Merchandising in March, 1997 and has served as a Director of the Company since October 1999. From 1984 to February, 1997, Mr. Spokowski was with The Home Depot, Inc., the world's largest home improvement retailer. Mr. Spokowski served as Divisional Merchandising Manager for the Southeast Division from September, 1994 to March, 1997.

    Kathleen Harris has been Vice President, Human Resources, since January 1995. Ms. Harris served as Director of Human Resources of the Company since March 1994. From January 1991 until February 1994, Ms. Harris served as Manager of Human Resources of the Company.

    Liz McGowan has been Vice President, Advertising since April 2000. Ms. McGowan joined Trend-Lines in 1997 as Manager of Retail Advertising. Prior to joining Trend-Lines, she was a Marketing Manager for Lechmere.

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

    At February 26, 2000, the Company operated 230 stores, all but two of which were leased. The leases typically provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term. In all cases, the Company pays fixed annual rents. Many of the Company's leases provide for an increase in annual fixed rental payments during the lease term and allow the Company to terminate the lease before the end of the lease term without penalty so long as proper notice is provided. Most leases also require the Company to pay real estate taxes, maintenance and repair costs, insurance, utilities and, in shopping center locations, to make contributions toward the shopping center's common area operating costs. At February 26, 2000, the Company's store leases, assuming the Company does not exercise its lease renewal options, were scheduled to expire as follows:

                   Year Lease              Number of Store Leases
                  Terms Expire                    Expiring
                   2000-2002                         91
                   2003-2005                        109
                   2006-2007                         11
                   2008 and later                    10

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

    None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Price

               The Class A Common Stock is included in the Nasdaq National Market under the symbol "TRND." Prior to June 23, 1994, there was no public market for the Class A Common Stock. The following table sets forth the high and low sales prices for the Class A Common Stock for the periods indicated as reported by the Nasdaq National Market.

                                                        High            Low
          Fiscal Year Ended February 26, 2000
                First Quarter                           $3.06          $1.88
                Second Quarter                          $3.06          $1.88
                Third Quarter                           $2.41          $1.44
                Fourth Quarter                          $2.25          $1.28

          Fiscal Year Ended February 27, 1999
                First Quarter                           $9.13          $4.81
                Second Quarter                          $5.88          $2.38
                Third Quarter                           $3.13          $1.25
                Fourth Quarter                          $5.00          $1.75

          Fiscal Year Ended February 28, 1998
                First Quarter                           $7.44          $5.00
                Second Quarter                          $7.75          $6.00
                Third Quarter                           $8.50          $6.38
                Fourth Quarter                          $7.63          $6.13

     At May 2, 2000, the last reported sales price of the Class A Common Stock on the Nasdaq National Market was $1.44 per share. At May 2, 2000 there were approximately 3,600 stockholders of record of the Class A Common Stock.

Dividends

      The Company does not anticipate declaring any cash dividends in the foreseeable future. It is the current policy of the Company to retain any earnings to finance the operations and expansion of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth certain financial data with respect to the Company for each of the last five fiscal years.

                                                                                  Fiscal Years Ended
                                                                                  ------------------
                                                                        (In thousands, except per share data)

                                                  February 26,      February 27,     February 28,         March 1,       March 2,
                                                      2000              1999             1998               1997         1996 (1)
                                                      ----              ----             ----               ----          --------
Statements of Operations Data:
     Net sales                                     $270,631          $262,550         $231,143             $208,582       $174,795
     Cost of sales                                  187,391           181,577          157,129              139,871        117,447
                                                   --------          --------         --------             --------       --------
     Gross profit                                   $83,240            80,973           74,014               68,711         57,348
     Selling, general and administrative expenses    82,055            86,393           63,483               61,045         59,845
     Restructuring charge                                 -                 -                -                    -          1,397
                                                   --------          --------         --------             --------       --------
     Income (loss) from operations                    1,185            (5,420)          10,531                7,666         (3,894)
     Interest expense, net                            7,185             5,580            3,239                2,355          1,654
                                                   --------          --------         --------             --------       --------
     Income (loss) before provision (benefit)
          for income taxes                           (6,000)          (11,000)           7,292                5,311         (5,548)
     Provision (benefit) for income taxes             1,587            (3,590)           2,844                2,061         (2,229)
                                                   --------          --------         --------             --------       --------
     Net income (loss)                               (7,587)           (7,410)          $4,448               $3,250        ($3,319)
                                                   ========          ========         ========             ========       ========

     Basic net income (loss) per share (2)           ($0.71)           ($0.70)           $0.42                $0.30         ($0.33)
     Diluted net income (loss) per share (2)         ($0.71)           ($0.70)           $0.40                $0.29         ($0.33)
                                                   ========          ========         ========             ========       ========
     Basic weighted average of shares
          outstanding (2)                            10,651            10,648           10,588               10,973         10,163
     Diluted weighted average number of shares
          outstanding (2)                            10,651            10,648           11,122               11,255         10,163
Store Operating Data:
     Net store sales (000's)                       $234,028          $217,031         $171,612             $140,342        $98,515
     Percentage increase (decrease) in
          comparable net store sales (3)               6.7%              1.3%             9.8%                19.6%          (0.3%)
     Number of stores at end of period
          Tool stores                                   148               149              133                  119            111
          Golf stores                                    82                82               71(4)                40             30
Catalog Operating Data:
     Net catalog sales                              $36,603           $45,519          $59,531              $68,240        $76,280


                                                  February 26,      February 27,     February 28,          March 1,      March 2,
                                                     2000              1999             1998                1997         1996 (1)
                                                     ----              ----             ----                ----         --------
Balance Sheet Data:
     Working capital                                 $5,332           $11,712          $21,774              $30,060        $31,406
     Total assets                                   208,863           192,938          155,452              121,054        100,658
     Total debt                                      98,638            81,851           45,760               27,757         21,292
     Stockholders' equity                            32,857            40,442           47,751               43,406         42,288

(1) The Company changed its fiscal year-end to the Saturday closest to the last day of February. As a result, the Company's 1995 Fiscal Year, which ended on March 2, 1996, is a a 53 week year and includes three extra days compared to the prior year.
(2) Adjusted to reflect a three-for-two split of the Class A and Class B Common Stock paid on September 1, 1995 and July 17, 1996, respectively. See Note 6 to Notes to Consolidated Financial Statements.
(3) Calculated using net sales of comparable stores opened for at least a 13 month period.
(4) Reflects the acquisition in January 1998 of 13 golf stores.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Recent Developments

On June 12 the Company announced it is planning on divesting itself of its golf businesses and concentrate on its larger and profitable tool business. The Company will sell its Golf Day retail stores, Golf Day mail order catalog and GolfDay.com web site or license its Golf Day retail stores. Currently, the Company's plans are not definitive, but the Company expects to treat the golf business as a discontinued operation once plans for divestiture are definitive.

                                    General

    In recent years, the Company's net sales have been primarily attributable to its retail store business. At February 26, 2000, the Company operated 148 Woodworkers Warehouse and Post Tool stores and 82 Golf Day stores.

    The following table presents net sales and gross margin data of the Company for the periods indicated:

                                             Fiscal Years Ended

                           February 26,           February 27,       February 28
                              2000                   1999               1998
                              ----                   ----               ----
                                   (In thousands, except percentage data)

Net Sales:
    Retail
             Tools          $156,903               $148,444            $133,000
             Golf             77,125                 68,587              38,612

    Catalog
             Tools            21,281                 27,945              34,451
             Golf             15,322                 17,574              25,080
                              ------                 ------              ------

Total                       $270,631               $262,550            $231,143
                            ========               ========            ========

Gross Margin                  30.8%                  30.8%               32.0%
                              ====                   ====                ====

    The Company's catalog sales yield higher gross profit margins than retail store sales as a result of differences in product mix and greater promotional pricing in retail stores. Therefore, the Company anticipates that its total gross profit as a percentage of net sales will decrease as retail store sales become a greater percentage of the Company's total sales. During fiscal 1999, the Company's gross profit as a percentage of net sales remained flat as compared to fiscal 1998, primarily as a result of the Company's changing sales mix, offset by an increase in gross profit percentage in both the retail and catalog business: retail sales increased to 86.5% of total sales as compared to 82.7% of 1998 total sales.

                              Results of Operations

    The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                  Fiscal Years Ended
                                  ----------------------------------------------

                                  February 26,     February 27,     February 28,
                                     2000             1999             1998
                                     ----             ----             ----

Net Sales                           100.0%           100.0%           100.0%
Cost of  Sales                       69.2             69.2             68.0
                                  ------------     ------------     ------------
Gross Profit                         30.8             30.8             32.0
Selling, General and
    Administrative Expenses          30.3             32.9             27.4
                                  ------------     ------------     ------------
(Loss) Income From Operations         0.5             (2.1)             4.6
Interest Expense, net                 2.7              2.1              1.4
                                  ------------     ------------     ------------
(Loss) Income Before Income Taxes    (2.2)%           (4.2)%            3.2%
                                  ------------     ------------     ------------

Fiscal 1999 versus Fiscal 1998

      Net sales for fiscal 1999 increased by $8.1 million, or 3.1%, from $262.5 million for fiscal 1998 to $270.6 million. Net retail sales for fiscal 1999 increased $17.0 million, or 7.8%, from $217.0 million for fiscal 1998 to $234.0 million. However, net catalog sales for fiscal 1999 decreased $8.9 million, or 19.6%, from $45.5 million for the fiscal 1998 to $36.6 million for fiscal 1999. The decrease in net catalog sales was attributable to the Company's continuing penetration of retail stores in areas only previously served by its catalog. The Company plans to continue its practice of not mailing catalogs to areas where it operates retail stores. The revenue growth of retail stores is attributable to the maturation of the Company's retail store base. For fiscal 1999, comparable net store sales for tool and golf stores, increased by 3.9% and 13.2%, respectively, as compared to fiscal 1998. Comparable net sales for all stores increased by 6.7% for fiscal 1999.

Following is a retail store summary.

                                                  Fiscal Years Ended
                                     -------------------------------------------

                                       February 26,  February 27,   February 28,
                                           2000          1999           1998
                                           ----          ----           ----

Stores operated at the beginning of the
fiscal year
     Tools                                 149           133            119
     Golf                                   82            71             40
                                       -----------------------------------------
            Total                          231           204            159
Stores opened during the fiscal year
     Tools                                   2            22             18
     Golf                                    8            14             33
                                       -----------------------------------------
            Total                           10            36             51
Stores closed during the fiscal year
     Tools                                   3             6              4
     Golf                                    8             3              2
                                       -----------------------------------------
            Total                           11             9              6
Stores operated at the end of the
fiscal year
     Tools                                 148           149            133
     Golf                                   82            82             71
                                       -----------------------------------------
            Total                          230           231            204
                                       =========================================

      Gross profit for fiscal 1999 increased $2.2 million, or 2.8%, from $81.0 million for fiscal 1998 to $83.2 million for fiscal 1999. As a percentage of net sales, gross profit remained constant at 30.8% for both fiscal years 1998 and 1999. This is primarily a result of the Company's changing sales mix, offset by an increase in gross profit percentage in both the retail and catalog business. Since the catalog business has higher gross margins than retail store operations, future gross margins will decrease as catalog sales decrease.

      Selling, general and administrative expenses for fiscal 1999 decreased $4.3 million, or 5.0%, from $86.4 million for fiscal 1998 to $82.1 million for fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased 2.6% from 32.9% of net sales in fiscal 1998 to 30.3% of net sales in fiscal 1999. The dollar decreases in selling, general and administrative expenses are primarily related to the Company's slowing of retail expansion, as well as one time expenditures incurred in fiscal 1998 related to implementation of our warehouse management system. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to these same factors, coupled with a modest increase in net sales.

      Interest expense, net of interest income, for fiscal 1999 increased by $1.6 million from $5.6 million in fiscal 1998 to $7.2 million in fiscal 1999. The increase in interest expense was attributable to the increase in the amount outstanding under the Company's bank credit facility.

     The Company experienced a fourth quarter loss in fiscal 1999 due to a number of factors including lower than expected sales, unusually high inventory shrink recognized as a result of year end physical inventories and higher than anticipated advertising costs. In addition, the Company provided a valuation reserve against previously recognized deferred tax assets due to the uncertainty of realization.

Fiscal 1998 versus Fiscal 1997

      Net sales for fiscal 1998 increased by $31.4 million, or 13.6%, from $231.1 million for fiscal 1997 to $262.5 million. Net retail sales for fiscal 1998 increased $45.4 million, or 26.5%, from $171.6 million for fiscal 1997 to $217.0 million. However, net catalog sales for fiscal 1998 decreased $14.0 million, or 23.5%, from $59.5 million for the fiscal 1997 to $45.5 million for fiscal 1998. The decrease in net catalog sales was attributable to the Company's opening of retail stores in areas only previously served by its catalog as well as to distribution difficulties experienced during the first half of fiscal 1998, which were a result of problems encountered during the implementation of a warehouse management system. The Company plans to continue its practice of not mailing catalogs to areas where it operates retail stores. The store base expanded by 13.2% from 204 locations at the end of fiscal 1997 to 231 locations at the end of fiscal 1998. For fiscal 1998, comparable net store sales for tool and golf stores, increased by .5% and 4.3%, respectively, as compared to fiscal 1997. Comparable net sales for all stores increased by 1.3% for fiscal 1998.

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

Liquidity and Capital Resources

     The Company realized a small profit from operations during fiscal 1999 but a net loss after interest expenses and taxes. The Company incurred operating losses during fiscal 1998. In fiscal 1999, the Company used funds provided by its bank credit facility and demand borrowings from the Company's principal stockholders to meet its cash operating needs including the net loss incurred in fiscal 1999. The bank credit facility agreement during fiscal 1999 contained certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth and interest coverage ratios and limitations on capital expenditures. At February 26, 2000, the Company was not in compliance with net worth and interest coverage financial covenants. However, the Company has received a waiver and amendment of compliance covenants. At February 26, 2000, the Company had approximately $97.9 million of borrowings outstanding and approximately $.1 million of letters of credit outstanding. The Company had approximately $2.1 million in available borrowings under this facility at February 26, 2000. The bank has a security interest in substantially all assets of the Company.

     Pursuant to an amendment and waiver dated as of June 9, 2000, the bank amended the credit facility with respect to the financial covenants and advance rates for future periods.

     The commitment level and expiration date of the credit facility remained unchanged at $100 million and December 31, 2001. The amended covenants require the Company to maintain modified interest coverage and fixed charge ratios quarterly through February 24, 2001 and for the year ended February 24, 2001. The Company shall not exceed inventory levels of $135 million as of August 26, 2000 and November 25, 2000 and $127.5 million as of January 27, 2001. In addition, there will be no net new store openings allowed and the Company will retain a financial advisor through February 24, 2001.

     The credit facility will bear interest at the bank's reference rate plus 0.75% or LIBOR plus 2.25%. The credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit.

     The credit facility also gives the bank warrants for 200,000 shares of the Company's class A common stock, exercisable at the lowest price during the 60-day period starting June 9, 2000.

     During the fourth quarter of fiscal 1999, the Company's chief executive officer/principal stockholder and his spouse, who is also a principal stockholder of the Company, made interest-free, unsecured demand loans to the Company in the aggregate amount of $3.0 million. All these loans were repaid at February 26, 2000. The Company expects to obtain additional unsecured demand loans from either or both of these lenders from time to time which, if made, are expected to be repayable without interest.

     The Company believes that projected cash flows from operations in combination with current available resources are sufficient to meet working capital needs, such as store openings and debt payments. Achievement of projected cash flows from operations, however will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control, and there can be no assurance that the Company's plans will be achieved. In addition, the Company borrows funds from its bank on a variable rate basis and continued compliance with loan covenants is partially dependent on relative interest rate stability. If projected cash flows from operations are not realized, or if there are significant increases in interest rates, then the Company may have to explore various available alternatives, including obtaining further modification to its existing lending arrangements or attempting to locate additional sources of financing.

     In the separate section of management's discussion and analysis entitled "Recent Developments," the Company announced plans to divest of its golf businesses. While the Company's plans for divestiture are not yet finalized, the Company believes that it can successfully accomplish the Golf Store divestiture during fiscal 2000, while at the same time meeting the operating cash needs of the continuing woodworking business. However, there can be no assurance that the divestiture plan, once finalized, can be accomplished without further modifications to the Company's financing arrangements. Should the Company be unable to consummate a sale transaction on favorable terms with a buyer, the Company plans to explore other alternatives for divestiture. The impact of various alternatives on the Company's results of operations and cash flows could vary materially, and the golf business and the Company's results of operations and its ability to meet its operating cash needs could be adversely impacted.

      The Company's working capital decreased by $6.4 million, from $11.7 million as of February 27, 1999 to $5.3 million as of February 26, 2000. The decrease resulted primarily from an increase in the net borrowings under the Company's bank credit facility of $17.7 million, and decreases in accounts receivable and prepaid expense/other assets of $6.2 million and $1.9 million respectively, all of which was partially offset by a $19.5 million increase in inventory.

      During fiscal 1999, the cash used in operating activities was approximately $12.6 million. The primary uses of the cash were for a net loss of $7.6 million and a $19.5 million increase in inventories, all of which was offset by a $5.8 million decrease in prepaid expenses and other current assets, a $2.9 million decrease in accounts receivable, and $ 5.3 million in non-cash depreciation and amortization.

      The net cash used in investing activities was approximately $3.6 million. The main use of the cash was for the purchase of equipment required for expansion of the Company's information systems capabilities and Year 2000 compliance.

      The net cash provided by financing activities was approximately $16.8 million, primarily attributable to the increase in borrowings on the Company's bank credit facility of $17.7 million.

YEAR 2000

      Like many other companies, the Year 2000 computer issue created risk for the Company. If, when the date changed from December 31, 1999 to January, 2000, either information technology systems or embedded technology did not correctly recognize data information, it could have had an adverse impact on the Company's operations. Prior to January 1, 2000, the Company updated its software to accommodate programming logic that property interprets dates in the year 2000 and beyond. All software is under maintenance agreements to software companies that have provided updated software that properly recognizes the post January, 2000 dates. A review of embedded technology used in equipment provided by outside vendors with the manufacturers of such equipment was completed by November, 1999.

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

      Based on the Company's work to date and its continuing uninterrupted operation on and after January 1, 2000, the Company believes that it was successful in ensuring the Year 2000 compliance of all systems and that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position results of operations or cash flows.

      Since the Company relies on third party suppliers for many systems, products and services including merchandise, telecommunications and call center support, the Company could have been adversely affected if these suppliers had not made all necessary changes to their own systems and products unsuccessfully and in a timely manner. Prior to the new year, the Company made inquiries with major third party suppliers regarding their Year 2000 compliance and although there can be no assurance that such third parties have provided complete or accurate Year 2000 readiness disclosures or that such third parties will continue their uninterrupted operation, it appears that no major or critical systems operated by third parties failed as a result of the date change.

      Management of the Company believes it has an effective program in place to resolve any remaining Year 2000 issues in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company could be adversely affected. For example, the Company would encounter future problems in taking customer orders, shipping products, invoicing customers or collecting payments. The amount of potential loss revenue or related consequences as a result of these unlikely contingencies has not been estimated.

      In addressing contingency issues, the Company plans to allocate internal resources and may retain dedicated consultants and vendor representatives to be available to take corrective action. If necessary, however, the Company will adjust and adopt additional plans if situations arise requiring modifications to existing contingency plans or new contingency plans, as required.

Impact of Inflation

      The Company does not believe that inflation has had a material impact on its net sales or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) increased competition, a change in the retail business in the tool and/or golf sectors or a change in the Company's merchandise mix; (iii) a change in the Company's advertising, pricing policies or its net product costs after all discounts and incentives; (iv) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (v) the Company's continued compliance with the financial covenants under its bank credit facility, as the same may be in effect from time to time; (vi) the Company's ability to achieve its plans and strategies of growth will be dependent on maintaining adequate bank and other financing; (vii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended February 26, 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)   CONSOLIDATED FINANCIAL STATEMENTS                                  Page

 Report of Independent Public Accountants.................................. F-2
 Consolidated Balance Sheets as of February 26, 2000 and
     February 27, 1999..................................................... F-3
 Consolidated Statements of Operations for the Fiscal Years Ended
     February 26, 2000, February 27, 1999 and February 28, 1998............ F-4
 Consolidated Statements of Stockholders' Equity for the Fiscal Years
     Ended February 26, 2000, February 27, 1999 and February 28, 1998...... F-5
 Consolidated Statements of Cash Flows for the Fiscal Years Ended
     February 26, 2000, February 27, 1999, and February 28, 1998........... F-6
 Notes to Consolidated Financial Statements................................ F-7

(A)(2)   FINANCIAL STATEMENT SCHEDULES

      Schedule II  -- Valuation and Qualifying Accounts.................... S-1

      Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)(3)   EXHIBITS

      Exhibit
      Number                                                           Reference
      -------                                                          ---------

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

   *,** 10.01    1993 Amended and Restated Stock Option Plan, as amended.   A

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

     ** 10.11    Three Promissory Notes, dated July 1, 1989, payable        A
                 by the Registrant to Stanley D. Black, and related
                 Security Agreement.

     ** 10.12    Warehouse lease dated July 11, 1994 between Syroco,        B
                 Inc. and the Registrant.

     ** 10.13    Loan and Security Agreement dated July 3, 1996             C

     ** 10.14    Purchase and Sale Agreement dated as of December 19,       D
                 1994 between Post Tool, Inc. and the Registrant.

     ** 10.15    Asset Purchase Agreement dated as of December 31,          F
                 1997 between Golf Acquisitions Limited Partnership and the Registrant

     ** 10.16    Amended and Restated Loan and Security                     G
                 Agreement dated February 23, 1999

        10.17    Employment Agreement, dated December 13, 1996,          Filed
                 between Richard H. Griner and the Registrant           herewith

     ** 21.01    Subsidiaries of the Registrant.                            E

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

F Incorporated by reference to Exhibit 10.15 to the Company's annual report on Form 10-K for the fiscal year ended February 28, 1998.

G Incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for fiscal year ended February 27, 1999.

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


                                  TREND-LINES, INC.


Date: June 15, 2000                By:      /s/ Stanley D. Black
                                       ------------------------
                                       Stanley D. Black, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                              TITLE                            DATE

/s/ STANLEY D. BLACK      Director and Chief Executive Officer     June 15, 2000
--------------------
Stanley D. Black


/s/ RONALD L. FRANKLIN    Executive Vice President, Finance,       June 15, 2000
----------------------    Chief Financial Officer and Director
Ronald L. Franklin


/s/ RICHARD GRINER        President, Chief Operating Officer       June 15, 2000
------------------        and Director
Richard Griner


/s/ WALTER S. SPOKOWSKI   Executive Vice President, Merchandising  June 15, 2000
-----------------------   and Director
Walter S. Spokowski


/s/ RICHARD A. MANDELL    Director                                 June 15, 2000
----------------------
Richard A. Mandell


/s/ IRWIN WINTER          Director                                 June 15, 2000
----------------
Irwin Winter

                        TREND-LINES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of February 26, 2000 and
  February 27, 1999                                                         F-3

Consolidated Statements of Operations for the Fiscal Years Ended
  February 26, 2000, February 27, 1999, and February 28, 1998               F-4

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
  February 26, 2000, February 27, 1999, and February 28, 1998               F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
  February 26, 2000, February 27, 1999, and February 28, 1998               F-6

Notes to Consolidated Financial Statements                                  F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trend-Lines, Inc.:

We have audited the accompanying consolidated balance sheets of Trend-Lines, Inc. (a Massachusetts corporation) and subsidiary as of February 26, 2000 and February 27, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 26, 2000, February 27, 1999, and February 28, 1998. These financial statements and accompanying schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend-Lines, Inc. and subsidiary as of February 26, 2000, and February 27, 1999, and the results of their operations and their cash flows for the years ended February 26, 2000, February 27, 1999 and February 28, 1998, in conformity with accounting principles generally accepted in the United States.

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


                                                     ARTHUR ANDERSEN LLP
Boston, Massachusetts
May 2, 2000 (except with respect to the
  matters discussed in Notes 5 and 16, as to which the date is June 12, 2000).

                        TREND-LINES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS
                                                        February     February
                                                           26,          27,
                                                          2000         1999
                                                        --------     --------
CURRENT ASSETS:
    Cash and cash equivalents                           $  1,054     $    540
    Accounts receivable, net                              19,374       22,270
    Inventories                                          157,028      131,219
    Prepaid expenses and other current assets              3,664        9,508
                                                        --------     --------

             Total current assets                        181,120      163,537

PROPERTY AND EQUIPMENT, NET                               20,352       21,413

INTANGIBLE ASSETS, NET                                     6,316        6,621

OTHER ASSETS                                               1,075        1,367
                                                        --------     --------

                                                        $208,863     $192,938
                                                        ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank credit facility                                $ 97,890     $ 80,152
    Current portion of capital lease obligations             530        1,028
    Accounts payable                                      70,265       62,589
    Accrued expenses                                       7,103        8,056
                                                        --------     --------

             Total current liabilities                   175,788      151,825
                                                        --------     --------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION            218          671
                                                        --------     --------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value -
       Class A --
          Authorized - 20,000,000 shares
          Issued  - 6,510,411 and 6,469,553 shares at
             February 26, 2000 and February 27, 1999,
             respectively                                     65           64

       Class B --
          Authorized - 5,000,000 shares
          Issued and outstanding - 4,641,082 and
          4,681,082 shares at February 26, 2000
          and February 27, 1999, respectively                 47           47

    Additional paid-in capital                            41,626       41,625
    Retained earnings                                     (6,421)       1,166
    Less: 500,000 Class A shares held in treasury at
       February 26, 2000 and February 27, 1999, at cost   (2,460)      (2,460)
                                                        --------     --------

             Total stockholders' equity                   32,857       40,442
                                                        --------     --------
                                                        $208,863     $192,938
                                                        ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                Fiscal Years Ended

                                                                February 26,       February 27,       February 28,
                                                                   2000               1999               1998
                                                                ------------       ------------       ------------
NET SALES                                                       $    270,631       $    262,550       $    231,143
COST OF SALES                                                        187,391            181,577            157,129
                                                                ------------       ------------       ------------

     Gross Profit                                                     83,240             80,973             74,014

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    $     82,055       $     86,393       $     63,483
                                                                ------------       ------------       ------------
     (Loss) Income from operations                                     1,185             (5,420)            10,531

INTEREST EXPENSE, NET                                           $      7,185       $      5,580       $      3,239
                                                                ------------       ------------       ------------

     (Loss) Income before (benefit) provision for income taxes        (6,000)           (11,000)             7,292

(BENEFIT) PROVISION  FOR  INCOME TAXES                          $      1,587       $     (3,590)      $      2,844
                                                                ------------       ------------       ------------

     Net (Loss) income                                          $     (7,587)      $     (7,410)      $      4,448
                                                                ============       ============       ============

BASIC NET (LOSS) INCOME PER SHARE                               $      (0.71)      $      (0.70)      $       0.42
                                                                ============       ============       ============

DILUTED NET (LOSS) INCOME  PER SHARE                            $      (0.71)      $      (0.70)      $       0.40
                                                                ============       ============       ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)                10,651,144         10,648,366         10,588,021
                                                                ============       ============       ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)              10,651,144         10,648,366         11,122,417
                                                                ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                           CLASS A               CLASS B
                                        COMMON STOCK          COMMON STOCK    Additional             TREASURY STOCK       Total
                                    Number      $.01      Number       $.01    Paid-in   Retained   Number            Stockholders'
                                   of Shares  Par Value  of Shares   Par Value Capital   Earnings  of Shares  Amount      Equity
                                   -------------------------------------------------------------------------------------------------

BALANCE, MARCH 1, 1997             6,302,534  $      63  4,750,026   $    47   $41,318   $  4,128    440,000  $(2,150)    $  43,406

  Conversion of Class B shares to
      Class A shares                  11,960          -    (11,960)        -         -          -          -       -              -

  Proceeds from exercise of stock
      options                         70,684          1          -         -       206          -          -       -            207

  Treasury stock purchase                  -          -          -         -         -          -     60,000    (310)          (310)

  Net income                               -          -          -         -         -      4,448          -       -          4,448
                                   -------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 28, 1998         6,385,178  $      64  4,738,066   $    47   $41,524   $  8,576    500,000  $(2,460)    $  47,751

  Conversion of Class B shares to
      Class A shares                  56,984          -    (56,984)        -         -          -          -       -              -

  Proceeds from exercise of stock
      options                         27,391          -          -         -       101          -          -       -            101

  Net loss                                 -          -          -         -         -     (7,410)         -       -         (7,410)
                                   -------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 27, 1999         6,469,553  $      64  4,681,082   $    47   $41,625   $  1,166    500,000  $(2,460)    $  40,442

  Conversion of Class B shares to
      Class A shares                  40,000          -    (40,000)        -         -          -          -       -              -

  Proceeds from exercise of stock
      options                            858          1          -         -         1          -          -       -              2

  Net loss                                 -          -          -         -         -     (7,587)         -       -         (7,587)
                                   -------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 26, 2000         6,510,411  $      65  4,641,082   $    47   $41,626   $ (6,421)   500,000  $(2,460)    $  32,857
                                   =================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Fiscal Years Ended
                                                               February 26,  February 27,  February 28,
                                                                   2000          1999          1998
                                                               ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                         $     (7,587) $     (7,410) $      4,448
     Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities
        Depreciation and amortization                                 5,296         4,738         2,836
        Deferred income taxes                                         1,587        (1,075)          216
           Accounts receivable                                        2,896        (3,724)       (6,391)
           Inventories                                              (25,809)      (29,047)      (14,296)
           Prepaid expenses and other current assets                  3,826        (1,643)         (405)
           Accounts payable                                           7,676         8,759         5,695
           Accrued expenses                                            (522)           62           904
                                                               ------------  ------------  ------------

               Net cash (used in) operating activities              (12,637)      (29,340)       (6,993)
                                                               ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                             (3,802)       (5,830)       (7,188)
     Proceeds from sale of property and equipment                         -            16            73
     Acquisition, net of cash acquired                                    -             -        (4,064)
     Decrease in other assets                                           246          (568)            -
                                                               ------------  ------------  ------------

               Net cash (used in) investing activities               (3,556)       (6,382)      (11,179)
                                                               ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under bank credit facilities                     17,738        36,351        18,605
     Net payments on capital lease obligations                       (1,033)         (859)         (667)
     Proceeds from exercise of stock options                              2           101           207
     Purchases of treasury stock                                          -             -          (310)
                                                               ------------  ------------  ------------

               Net cash provided by financing activities             16,707        35,593        17,835
                                                               ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    514          (129)         (337)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          540           669         1,006
                                                               ------------  ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $      1,054  $        540  $        669
                                                               ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for -
        Interest                                               $      6,793  $      5,489  $      3,212
                                                               ============  ============  ============
        Income taxes                                           $        435  $      1,912  $      2,418
                                                               ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     Equipment acquired under capital lease obligations        $         83  $        598  $         65
                                                               ============  ============  ============

     Summary of entity acquired -
        Fair value of assets acquired                                     -             -         9,273
                                                               ------------  ------------  ------------
        Liabilities assumed                                               -             -         5,209
                                                               ------------  ------------  ------------
        Cash paid, net of cash acquired                        $          -  $          -  $      4,064
                                                               ============  ============  ============

See accompanying notes are an integral part of these consolidated financial statements.
                                      F-6

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

      (b) Fiscal Year

          The Company's fiscal year-end is the Saturday closest to the last day of February Fiscal year 1999 ended on February 26, 2000, Fiscal year 1998 ended on February 27, 1999 and Fiscal year 1997 ended on February 28, 1998. For interim reporting purposes, the Company closes its books on the Saturday of the thirteenth week of the fiscal quarter.

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

      (g) Prepaid Catalog Expenses

          The Company capitalizes direct costs relating to the production and distribution of its mail-order catalogs. These costs are charged to operations over the period during which revenues are derived from the mailings which is predominately 1 year or less from the date of mailing.

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

      (l) Fair Value of Financial Instruments

          The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and its bank credit facility. The carrying amounts of the Company's cash and cash equivalents approximate fair value. The bank credit facility bears interest at variable market rates; therefore, the carrying amount approximates fair value.

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

      (o) Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share, which changed the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents, such as stock options and warrants. The Company adopted SFAS 128 in the fourth quarter of fiscal 1997. All prior period per share amounts have been restated to comply with SFAS No. 128.

          Potentially dilutive securities include outstanding options under the Company's stock option plan. For the fiscal years ended February 26, 2000 and February 27, 1999, the diluted earnings per share calculation has been computed using the basic weighted average shares outstanding, as the effect of options is anti-dilutive. The number of potentially dilutive shares excluded from the earnings per share calculation was 28,283 for the fiscal year ended February 26, 2000 and 198,094 for the fiscal year ended February 27, 1999. Below is a summary of the shares used in calculating basic and diluted earnings per share:

                                                   Fiscal Years Ended
                                       February 26,   February 27,  February 28,
                                          2000           1999           1998
Weighted average number of shares of
      common stock outstanding         10,651,144     10,648,366     10,588,021
Dilutive stock options                          0              0        534,396
                                       ----------     ----------     ----------
Shares used in calculating diluted
      earnings per share               10,651,144     10,648,366     11,122,417
                                       ==========     ==========     ==========

      (p) Impairment of Long-Lived Assets

          The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate commensurate with the risk involved. At February 26, 2000, no such impairment of assets was indicated.

          Goodwill represents the excess of the purchase price over the fair market value of identified net assets acquired. Goodwill is being amortized using the straight-line method over a period of 20 years, the estimated useful life. The Company recognized $351,000 of goodwill amortization during fiscal 1999 and fiscal 1998. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses estimates of undiscounted operating cash flow over the remaining life of the goodwill to measure whether goodwill is recoverable. As of February 26, 2000, there have been no write-downs of goodwill.

      (q) New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement No. 133, which deferred the effective date of SFAS No. 133 by one year. This statement shall be effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. SFAS No. 133 must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company does not anticipate any material impact on its financial statements from the adoption of SFAS No. 133.

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

      The excess purchase price over net liabilities assumed (goodwill) was computed as follows

        Purchase Price (including expenses), net of cash acquired   $ 4,064,000

        Plus-fair market value assigned to net liabilities

           Inventory                                                  1,973,000
           Other assets                                                 269,000
           Accounts payable                                          (4,235,000)
           Accrued liabilities                                         (974,000)
                                                                    ------------
                                                                     (2,967,000)
           Goodwill                                                 $ 7,031,000
                                                                    ===========

      The following unaudited pro form information (rounded to thousands except share and per share amounts) shows the results of the Company's operations for the year ended February 28, 1998, as if the acquisition had occurred on March 2, 1997.

              Revenues                                         $  250,888
              Income from operations                               10,948
              Net income                                            4,551
              Pro forma basic net income per share                  $0.43
              Pro forma diluted net income per share                $0.41
              Basic weighted average shares outstanding        10,588,021
              Diluted weighted average share outstanding       11,122,417

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

(4)   INCOME TAXES

      The components of the (benefit) provision for income taxes shown in the consolidated statements of operations are as follows (in thousands):



                                          Fiscal Years Ended

                       February 26, 2000   February 27, 1999   February 28, 1998

Current
   Federal                      $0             ($3,400)              $2,454
   State                         0                 885                  174
                       -----------------   -----------------   -----------------

                                 0             ($2,515)              $2,628
                       -----------------   -----------------       -------------

Deferred
   Federal                     221                 173                 (123)
   State                     1,366              (1,248)                 339
                       -----------------   -----------------       -------------

                             1,587              (1,075)                 216
                       -----------------   -----------------       -------------

                            $1,587             ($3,590)              $2,844
                       =================   =================       =============

      The reconciliation of the federal statutory rate to the benefit (provision) for income taxes is as follows:


                                          Fiscal Years Ended

                       February 26, 2000   February 27, 1999   February 28, 1998

Income tax (benefit) provision
   at federal statutory rate    (34.0%)           (34.0%)               34.0%
State taxes, net of federal
   benefit                       (6.0%)            (4.4%)                5.0%
Other, net                       (4.2%)             5.8%                  -
Increase in valuation
   allowance                     70.7%               -                    -
                       -----------------   -----------------   -----------------
                                 26.5%            (32.6%)               39.0%
                       =================   =================   =================

      Significant items giving rise to deferred tax assets and deferred tax liabilities at February 26, 2000 and February 27, 1999 are as follows:

                                           February 26, 2000   February 27, 1999

Inventories                                       $1,389             $1,206
Prepaid catalog                                     (833)              (710)
Cash discount                                       (766)
State operating loss carryforward                  1,886              1,300
Federal operating loss carryforward                2,155
Other nondeductible reserves and accruals            540                 82
Depreciation and amortization                        (76)              (290)
                                           -----------------   -----------------
   Net                                            $4,245             $1,588
Valuation Allowance                               (4,245)                 -
                                           -----------------   -----------------
   Net Asset                                      $   0              $1,588
                                           -----------------   -----------------

     At February 26, 2000, the Company had approximately $17.7 million of state operating loss carry-forwards, which are subject to review by the Internal Revenue Service. The net operating loss carry-forwards begin to expire in 2003, and are subject to limitations on their use in any one year if there should be a change in control of the Company. A valuation allowance has been provided against the net deferred tax asset due to the uncertainty regarding the realization of these assets.

(5)  BANK CREDIT FACILITY

     At February 26, 2000, the Company had approximately $97.9 million of borrowings outstanding and approximately $.1 million of letters of credit outstanding. The Company had approximately $2.1 million in available borrowings under its credit facility at February 26, 2000. The bank has a security interest in substantially all assets of the Company. Interest was payable monthly. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures. At February 26, 2000, the Company was not in compliance with net worth and interest coverage financial covenants. However, the Company has received a waiver of the compliance covenants violations and amended future covenants.

     Pursuant to an amendment with its bank dated as of June 9, 2000, the bank amended the credit facility with respect to the financial covenants and advance rates for future periods.

     The commitment level and expiration date of the credit facility remained unchanged at $100 million and December 31, 2001, respectively. The amended covenants require the Company to maintain modified interest coverage and fixed charge ratios quarterly through February 24, 2001 and for the year ended February 24, 2001. The Company shall not exceed inventory levels of $135 million as of August 26, 2000 and November 25, 2000 and $127.5 million as of January 27, 2001. In addition, there will be no net new store openings allowed and the Company will retain a financial advisor through February 24, 2001.

     The amended credit facility will bear interest at the bank's reference rate plus 0.75% or LIBOR plus 2.25%. The credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit.

     The amended credit facility also gives the bank warrants for 200,000 shares of the Company's class A common stock, exercisable at the lowest price during the 60-day period starting June 9, 2000.

     At February 27, 1999, the Company had approximately $80.2 million of borrowings outstanding and approximately $0.4 million of letters of credit outstanding. The Company had approximately $1.0 million in available borrowings under this facility at February 27, 1999. At February 27, 1999, the interest rates were 9.25% (bank's reference rate plus .75%) and 7.18% (LIBOR plus 2.25%) and the Company was in compliance with all financial covenants.

(6)   STOCKHOLDERS' EQUITY

      (a) Common Stock

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

      (b) Preferred Stock

          On May 9,  1994,  the Board of  Directors  and  stockholders  voted to authorize 1,000,000 shares of preferred stock, $.01 par value. The Board of Directors has the right to establish any right and preferences of any series of preferred stock it so designates. At February 26, 2000 and February 27, 1999, there were no issued or outstanding shares of preferred stock and the Board of Directors had not established any rights or preferences.

      (c) Stock Option Plans

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

          Activity under the Option Plan and Director Plan is summarized as follows:


                                      Option Plan                  Director Plan
                                Number     Exercise Price     Number      Exercise Price
                                of Shares    per Share       of Shares      per Share

Outstanding, March 1, 1997      1,134,458     1.84 - 4.88       40,000     4.00 - 4.88
      Granted                     158,550     5.75 - 7.06        3,000     7.00 - 7.06
      Terminated                 (107,940)    1.84 - 9.58            -               -
      Exercised                   (70,680)    1.84 - 4.38            -               -
                                ---------    -------------           -               -

Outstanding, February 28, 1998  1,114,388    $1.84 - $7.06      43,000    $4.00 - $7.06
      Granted                     233,950        $4.50           2,000        4.50
      Terminated                 (122,483)     1.84 - 7.06     (10,500)       4.00
      Exercised                   (14,890)     1.84 - 7.06     (12,500)    4.00 - 7.00
                                ---------    -------------     --------   -------------

Outstanding, February 27, 1999  1,210,965    $1.84 - $7.06      22,000    $4.00 - $7.06
      Granted                      46,000    $1.43 - $2.00           -               -
      Terminated                 (182,525)   $1.84 - $7.06           -               -
      Exercised                      (858)       $1.84               -               -
                                ---------    -------------
Outstanding, February 26, 2000  1,073,582    $1.43 - $7.06      22,000    $4.00 - $7.06
                                =========    =============     =======    =============

Exercisable, February 26, 2000    717,476    $1.84 - $7.06      18,000    $4.00 - $4.88
                                =========    =============     =======    =============

      Set forth below is a summary of options outstanding and exercisable as of February 26, 2000.

                       (Outstanding)                        (Exercisable)
                                Weighted    Remaining                Weighted
     Range of                   Average      Contract                Average
  Exercise Prices   Options  Exercise Price   Life      Options   Exercise Price
--------------------------------------------------------------------------------
February 26, 2000
   $1.43 - 2.00     381,543     $1.82         4.34      327,704     $ 1.84
    4.00 - 4.88     645,439      4.38         5.62      398,947       4.36
    5.75 - 7.06      68,600      6.67         7.27        8,825       6.32

          The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted as of February 26, 2000, February 27,1999 and February 28,1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

          The assumptions used and the weighted average information for the fiscal years ended February 26, 2000, February 27, 1999, and February 28, 1998, are as follows:


                                                                             Fiscal Years Ended
                                                             February 26,         February 27,      February 28,
                                                                 2000                1999                1998

 Risk-free interest rate                                         6.7%             6.25% - 6.55%     6.25% - 6.55%
 Expected dividend yield                                           -                    -                 -
 Expected lives                                              5 - 7.5 years        5 - 7.5 years     5 - 7.5 years
 Expected volatility                                              85%                 85%                 85%
 Weighted average grant-date fair value of options
      granted during the period                                $ 1.64               $ 3.09              $ 4.74
 Weighted average exercise price of options outstanding        $ 3.63               $ 3.87              $ 3.88
 Weighted average remaining contractual life of options
      outstanding                                             5.32 years          6.32 years        6.81 years
 Weighted average exercise price of 735,476, 531,636,
      and 399,380 options exerciseable at February 26, 2000,
      February 27, 1999, and February 27, 1998, respectively   $ 3.20              $ 3.13              $ 3.07

 The effect of applying SFAS No. 123 would be as follows
 (in thousands except per share amounts):

                                                                             Fiscal Years Ended
                                                             February 26,         February 27,       February 28,
                                                                 2000                1999                1998
Pro forma net (loss) income                                     ($7,725)           ($7,729)             $4,011
Pro forma basic net (loss) income per share                     ($0.73)            ($0.73)              $0.38
Pro forma diluted net (loss) income per share                   ($0.73)            ($0.73)              $0.36

          Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to February 28, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

      (d) Treasury Stock

          On August 15, 1996, the Company's Board of Directors approved a stock repurchase plan, whereby the Company may purchase up to 500,000 shares of common stock at fair market value to be used for future stock option programs, investment and/or other corporate purposes. As of February 26, 2000, the Company had purchased 500,000 shares of Class A common stock for approximately $2.5 million, of which 135,000 shares were purchased at fair market value in 1997 from a member of the Board of Directors at a cost of approximately $0.7 million.

      (e) 1997 Employee Stock Purchase Plan

          In October 1997, the Company's Board of Directors approved the 1997 Employee Stock Purchase Plan (the Purchase Plan) whereby, the Company has reserved and may issue up to an aggregate of 250,000 shares of its Class A common stock for issuance in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at the closing price of the common stock on the day immediately preceding the purchase date or the nearest prior business day on which trading occurred. There were 12,428 shares purchased under the Purchase Plan during fiscal year 1999.

(7)   ACCOUNTS RECEIVABLE

          Accounts receivable consist of the following (in thousands):

                                          February 26, 2000   February 27, 1999
        Vendor receivables                     $15,609             $16,499
        Credit card receivables                  1,981               2,422
        Other                                      998               2,104
        Trade receivables                        1,064               1,458
        Allowance for doubtful accounts           (278)               (213)
                                          -----------------   -----------------
                                               $19,374             $22,270
                                          =================   =================

(8)   PREPAID EXPENSES AND OTHER CURRENT ASSETS

          Prepaid expenses and other current assets consist of the following (in thousands):

                                          February 26, 2000   February 27, 1999
        Other                                   $2,424              $4,348
        Refundable income tax                      103               3,400
        Prepaid catalog                          1,074               1,670
        Prepaid rent                                63                  90
                                          -----------------   -----------------
                                                $3,664              $9,508
                                          =================   =================

(9)   PROPERTY AND EQUIPMENT

          Property and equipment consist of the following (in thousands):

                                          February 26, 2000   February 27, 1999
        Land                                   $   186             $   186
        Building                                   672                 672
        Furniture and fixtures                  13,007              12,702
        Equipment                               13,036               9,734
        Equipment under capital lease            4,250               4,167
        Leasehold improvements                   6,934               6,740
                                          -----------------   -----------------
                                               $38,085             $34,201
        Less - Accumulated depreciation
               and amortization                 17,733              12,788
                                          -----------------   ------------------
                                               $20,352             $21,413
                                          =================   =================

      At February 26, 2000 and February 27, 1999, the accumulated depreciation associated with equipment under capital lease was approximately $2.9 million and $2.1 million, respectively.

(10)  TRANSACTIONS WITH RELATED PARTIES AND STOCKHOLDERS

      The Company has a lease arrangement with Mystic United Realty Trust (Mystic), for warehouse space at its Chelsea, Massachusetts, facility (the Chelsea facility) under a non-cancelable lease through 2005. The chief executive officer/principal stockholder of the Company is a trustee and beneficiary of Mystic. Under the lease, the Company must pay to Mystic, in the form of additional rent, all insurance, real estate taxes, maintenance and operating cost related to the leased premises, which approximate $0.4 million annually (see Note 11).

      During the fourth quarter of fiscal 1999, the Company's chief executive officer/principal stockholder and his spouse, who is also a principal stockholder of the Company, made interest-free, unsecured demand loans to the Company in the aggregate amount of $3.0 million. All these loans were repaid at February 26, 2000. The Company expects to obtain additional unsecured demand loans from either or both of these lenders from time to time which, if made, are expected to be repayable without interest.

(11)  COMMITMENTS AND CONTINGENCIES

      (a) Capital Leases

          The Company leases computers and other equipment under several lease agreements that qualify for capitalized treatment under SFAS No. 13, Accounting for Leases. These agreements require monthly payments including interest at rates ranging from 4.83% to 8.70%, and expire at various dates through January, 2002.

          Future minimum lease payments under capital lease obligations at February 26, 2000 are as follows (in thousands):

            Fiscal Year                                            Amount
              2000                                                 $ 577
              2001                                                   232
              2002                                                     -
                                                                   -----
                    Total minimum lease payments                     809
            Less - Amounts representing interest                      61
                                                                   -----
                   Obligations under capital leases                  748
            Less - Current portion of capital lease obligations      530
                                                                   -----
                                                                   $ 218
                                                                   =====

      (b) Operating Leases

          The Company leases retail stores, warehouse and office space, and certain machinery and equipment under lease agreements expiring through February 2015, including related party lease agreements (see
          Note 10). Approximate future minimum lease payments under operating leases as of February 26, 2000 are as follows:

                Fiscal Year                                 Total
                                                        (in thousands)
                    2000                                   $ 16,170
                    2001                                     13,734
                    2002                                     11,019
                    2003                                      7,294
                    2004                                      5,097
                  Thereafter                                  6,230
                                                        --------------
                                                           $ 59,544
                                                        ==============

          Rent and related expenses charged to operations during each of the years ended February 26, 2000, February 27, 1999, and February 28, 1998 were approximately $19.1, $18.0, and $12.5, million, respectively.

      (c) Litigation

          In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(12)  PROFIT SHARING PLAN

      The Company maintains a profit sharing plan (the Plan) that provides for tax deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Plan allows employees to make contributions, a portion of which will be matched by the Company, up to the lesser of 3% of an employee's salary or the minimum amount allowed by law, as defined. The Company may elect to make an additional discretionary contribution in any Plan year. There were no discretionary Company contributions made during the fiscal years ended February 26, 2000, February 27, 1999, and February 28, 1998. The Company's contributions vest at a rate of 20% per year, beginning after one year of employment. The Company has made matching contributions of approximately $0.3 million to the plan for the fiscal year ended February 26, 2000, and of approximately $0.2 million for each of the fiscal years ended February 27, 1999, and February 28, 1998. The Company pays the administrative costs of the Plan.

(13)  SIGNIFICANT VENDOR

      Purchases from the Company's largest single supplier were 8.8%, 10.8% and 9.0% of total purchases for the years ended February 26, 2000, February 27, 1999, and February 28, 1998, respectively.

(14)  SELECTED INFORMATION BY BUSINESS SEGMENTS

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

      Information as to the operations of the different business segments is set forth below for each of the years ended February 26, 2000, February 27, 1999, and February 28, 1998 (in thousands):

                                                        Fiscal Years Ended
                                 February 26, 2000       February 27, 1999       February 28, 1998
Net sales
   Retail
      Tools                           $156,903                $148,444                $133,000
      Golf                              77,125                  68,587                  38,612
   Catalog
      Tools                             21,281                  27,945                  34,451
      Golf                              15,322                  17,574                  25,080
                                 -----------------       -----------------       -----------------

                                      $270,631                $262,550                $231,143
                                 =================       =================       =================

Income (loss) from operations
   Retail
      Tools                            $10,476                  $5,518                  $9,094
      Golf                                (400)                   (267)                  2,260
   Catalog
      Tools                              3,840                   2,462                   5,655
      Golf                                 974                     496                   4,050
   General corporate                   (13,705)                (13,629)                (10,527)
                                 -----------------       -----------------       -----------------

                                        $1,185                 ($5,420)                $10,532
                                 =================       =================       =================

Identifiable assets
   Retail
      Tools                           $118,698                 $98,560                 $86,495
      Golf                              64,942                  62,209                  38,369
   Catalog
      Tools                             10,994                  12,431                  13,556
      Golf                               7,329                   8,062                   9,372
   General corporate                     6,900                  11,676                   7,660
                                 -----------------       -----------------       -----------------

                                      $208,863                $192,938                $155,452
                                 =================       =================       =================

Depreciation and amortization
   Retail
      Tools                             $2,408                  $2,345                  $1,543
      Golf                               1,931                   1,854                     853
   Catalog
      Tools                                140                     170                     155
      Golf                                 100                     107                     113
   General corporate                       717                     262                     172
                                 -----------------       -----------------       -----------------

                                        $5,296                  $4,738                  $2,836
                                 =================       =================       =================

Capital expenditures
   Retail
      Tools                               $695                  $2,564                  $3,065
      Golf                                 273                   2,749                   2,601
   Catalog
      Tools                                 39                     161                     536
      Golf                                  28                     101                     390
   General corporate                     2,767                     255                     596
                                 -----------------       -----------------       -----------------

                                        $3,802                  $5,830                  $7,188
                                 =================       =================       =================

     The Company operates from a single distribution center in Revere, Massachusetts, for its Woodworkers Warehouse and Golf Day operations and utilizes common labor pools, common management at the corporate level and a single telemarketing sales force. Post Tool, Inc. has a distribution center facility in Hayward, California. As a result, many of the expenses of the Company are shared between the business segments and are reflected as general corporate expenses.

(15) QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The following summarized unaudited results of operations for fiscal year 1999 and 1998 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considered necessary for the fair presentation of results for the interim periods shown below. (In thousands, except per share amounts):

                                            First      Second       Third        Fourth
                                           Quarter     Quarter      Quarter     Quarter
Fiscal Year 1999
    Net sales                              $70,981     $68,365      $57,616     $73,669
    Gross Profit                            22,140      20,869       18,996      21,235
    Net (loss) income                          170         487           89      (8,333)
    Basic net (loss) income per share        $0.02       $0.05        $0.01      ($0.79)
    Diluted net (loss) income per share      $0.02       $0.05        $0.01      ($0.79)
    Basic weighted average common
        shares outstanding                  10,651      10,629       10,651      10,651
    Diluted weighted average common
        shares outstanding                  10,720      10,695       10,651      10,651

Fiscal Year 1998
    Net sales                              $59,639     $64,897      $60,102     $77,912
    Gross Profit                            17,581      20,007       18,367      25,018
    Net (loss) income                       (4,603)     (3,659)          59         793
    Basic net (loss) income per share       ($0.43)     ($0.34)       $0.01       $0.07
    Diluted net (loss) income per share     ($0.43)     ($0.34)       $0.01       $0.07
    Basic weighted average common
        shares outstanding                  10,642      10,650       10,651      10,651
    Diluted weighted average common
        shares outstanding                  10,642      10,650       10,723      10,781


(16) SUBSEQUENT EVENT

     On June 12, 2000, the Company announced that it is planning on divesting itself of its golf businesses. The Company expects to treat the golf business as a discontinued operation once the plans for divestiture are definitive.


SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      Balance,     Charged to                  Balance,
                                     Beginning     Costs and                     End
                                     Of Period     Expenses      Deductions   Of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS
     February 28, 1998               $   185      $    89       $    56        $    218
                                     ========     ========      ========       ========

     February 27, 1999               $   218      $     -       $     5        $    213
                                     =========    ========      ========       ========

     February 26, 2000               $   213     $     77       $    12        $    278
                                     =========    ========      ========       ========