Form 10-Q
period 2000-05-27
TREND LINES INC
filed 2000-07-14
CIK 922978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 27, 2000 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


Commission file number    0-24390
                      ---------------


                               TREND - LINES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Massachusetts                                04-2722797
      -------------------------------                    ----------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)



135 American Legion Highway, Revere, Massachusetts             02151
--------------------------------------------------          ----------
     (Address of principal executive office)                (Zip Code)



                                (781) 853 - 0900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                  NUMBER OF SHARES OUTSTANDING JUNE 8, 2000
-----                                  -----------------------------------------
Class A Common Stock, $.01 par value                   6,010,411

Class B Common Stock, $.01 par value                   4,641,082

                        TREND-LINES, INC. AND SUBSIDIARY

                                      INDEX



                                                                            Page
                                                                            ----

Part I -  Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          May 27, 2000 (Unaudited) and February 26, 2000                       3

          Condensed Consolidated Statements of Operations
          Three Months Ended May 27, 2000 and
          May 29, 1999 (Unaudited)                                             4

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended May 27, 2000 and
          May 29, 1999 (Unaudited)                                             5

          Notes to Condensed Consolidated Financial Statements               6-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                         9-13

Part II - Other Information

Item 1.   Legal Proceedings                                                   14

Item 2.   Changes in Securities                                               14

Item 3.   Defaults Upon Senior Securities                                     14

Item 4.   Submission of Matters to a Vote of Security Holders                 14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14


Signatures                                                                    15

                        TREND-LINES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                         (Unaudited)
                                                            May 27,       February 26,
                                                             2000             2000
                                                         -----------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                               $     365        $   1,054
  Accounts receivable, net                                   19,260           19,374
  Inventories                                               133,074          157,028
  Prepaid expenses and other current assets                   4,830            3,664
                                                          ---------        ---------

          Total current assets                              157,529          181,120

PROPERTY AND EQUIPMENT, NET                                  19,526           20,352

INTANGIBLE ASSETS, NET                                        4,978            6,316

OTHER ASSETS                                                  1,001            1,075
                                                          ---------        ---------

                                                          $ 183,034        $ 208,863
                                                          =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank credit facility                                    $  88,342        $  97,890
  Current portion of capital lease obligations                  421              530
  Accounts payable                                           58,113           70,265
  Accrued expenses                                            6,976            7,103
                                                          ---------        ---------

          Total current liabilities                         153,852          175,788
                                                          ---------        ---------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION               139              218
                                                          ---------        ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
    Class A --
      Authorized - 20,000,000 shares
      Issued - 6,510,411 and 6,510,411 shares
        at May 27, 2000 and February 26, 2000,
        respectively                                             65               65
    Class B --
      Authorized - 5,000,000 shares
      Issued and outstanding - 4,641,082 and
        4,641,082 shares at May 27, 2000 and
        February 26, 2000, respectively                          47               47
    Additional paid-in capital                               41,626           41,626
    Retained deficit                                        (10,235)          (6,421)
    Less:500,000 Class A shares held in treasury
      at May 27, 2000 and February 26, 2000,
      at cost                                                (2,460)          (2,460)
                                                          ---------        ---------

          Total stockholders' equity                         29,043           32,857
                                                          ---------        ---------

                                                          $ 183,034        $ 208,863
                                                          =========        =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        TREND-LINES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                   (Unaudited)


                                                         THREE MONTHS ENDED

                                                       May 27,         May 29,
                                                        2000            1999
                                                    ------------    ------------

NET SALES                                           $     69,676    $     70,981

COST OF SALES                                             49,965          48,841
                                                    ------------    ------------

  Gross Profit                                            19,711          22,140


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              21,393          20,273
                                                    ------------    ------------

  Income (loss) from operations                           (1,682)          1,867


INTEREST EXPENSE, NET                                      2,132           1,588
                                                    ------------    ------------

  Income (loss) before provision (benefit)
    for income taxes                                      (3,814)            279


PROVISION (BENEFIT) FOR INCOME TAXES                        --               109
                                                    ------------    ------------

  Net income (loss)                                 $     (3,814)   $        170
                                                    ============    ============


BASIC NET INCOME (LOSS) PER SHARE                   $      (0.36)   $       0.02
                                                    ============    ============

DILUTED NET INCOME (LOSS) PER SHARE                 $      (0.36)   $       0.02
                                                    ============    ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING
  (Note 2)                                            10,651,493      10,650,635
                                                    ============    ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING
  (Note 2)                                            10,651,493      10,720,279
                                                    ============    ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        TREND-LINES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (Unaudited)

                                                            THREE MONTHS ENDED

                                                            May 27,     May 29,
                                                             2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                        $ (3,814)   $    170
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operating
    activities--
      Depreciation and amortization                           2,623       1,225
      Changes in current assets and liabilities
        Accounts receivable                                     114      (1,668)
        Inventories                                          23,954      (3,676)
        Prepaid expenses and other current assets            (1,166)      3,595
        Accounts payable                                    (12,152)     (4,225)
        Accrued expenses                                       (127)        644
                                                           --------    --------

          Net cash provided by (used in) operating
            activities                                        9,432      (3,935)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (373)     (1,109)
  (Decrease) increase in other assets                           (12)         69
                                                           --------    --------

          Net cash (used in) investing activities              (385)     (1,040)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (payments) borrowings under bank credit
    facilities                                               (9,548)      5,150
  Net payments on capital lease obligations                    (188)       (174)
                                                           --------    --------

          Net cash (used in) provided by financing
            activities                                       (9,736)      4,976
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (689)          1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,054         540
                                                           --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    365    $    541
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for -
    Interest                                               $  2,076    $  1,571
                                                           ========    ========
    Income taxes                                           $     82    $ (3,574)
                                                           ========    ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        TREND-LINES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION
------------------------

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the three months ended May 27, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending February 24, 2001.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year February 26, 2000. Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2. EARNINGS PER SHARE DATA
--------------------------

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilative effect of common stock equivalents such as stock options and warrants. For the quarter ended May 27, 2000 the effect of dilutive stock options were not included in the earnings per share calculation as their effect would have been antidilutive . The total of 4,517 dilutive options were excluded.

Below is a summary of the shares used in calculating basic and diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                         May 27,        May 29,
                                                          2000           1999
                                                          ----           ----

Weighted average number of shares of common
  stock outstanding                                    10,651,493     10,650,635
Impact of dilutive stock options                                0         69,644
                                                       ----------     ----------

Diluted weight average shares outstanding              10,651,493     10,720,279
                                                       ==========     ==========

3. BANK CREDIT FACILITY
-----------------------

At May 27, 2000, the Company had approximately $88.3 million of borrowings outstanding and approximately $.7 million of letters of credit outstanding. The Company had approximately $.3 million in available borrowings under its facility at May 27, 2000. The bank has a security interest in substantially all assets of the Company. At May 27, 2000, the interest rates were 10.5% (bank's reference rate plus 0.5% ) and 8.19% (LIBOR + 2.00%).

Pursuant to an amendment and waiver dated as of June 9, 2000 the bank amended the credit facility with respect to the financial covenants and advance rates for future periods.

The commitment level and expiration date of the credit facility remained unchanged at $100 million and December 31, 2001. The amended covenants require the Company to maintain modified interest coverage and fixed charge ratios quarterly through February 24, 2001 and for the year ended February 24, 2001. The Company shall not exceed inventory levels of $135 million as of August 26, 2000 and November 25, 2000 and $ 127.5 million as January 27, 2001. In addition, there will be no net new store openings allowed and the Company will retain a financial advisor through February 24, 2001. At May 27, 2000, the Company was in compliance with all financial covenants.

The amended credit facility will bear interest at the bank's reference rate plus 0.75% or LIBOR plus 2.25%. The amended credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "advance rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit.

The amended credit facility also gives the bank warrants for 200,000 shares of the Company's class A common stock, exercisable at the lowest price during the 60 - day period starting June 9, 2000.

4. SELECTED INFORMATION BY BUSINESS SEGMENT
-------------------------------------------

Information as to the operations of the different business segments with respect to sales and operating income is set forth below for quarters ended May 27, 2000 and May 29, 1999 (in thousands):

                                      THREE MONTHS ENDED
                                      ------------------

                                     May 27,       May 29,
                                      2000          1999
                                      ----          ----
Net Sales
     Retail
          Tools                     $ 39,440      $ 38,222
          Golf                        21,719        22,013
     Catalog
          Tools                        4,693         5,918
          Golf                         3,824         4,828
                                    --------      --------

                                    $ 69,676      $ 70,981
                                    ========      ========

Income (loss) from operations
     Retail
          Tools                     $    971      $  3,023
          Golf                          (860)          674
     Catalog
          Tools                          529         1,153
          Golf                           264           237
     General corporate expenses       (2,586)       (3,220)
                                    --------      --------
                                    $ (1,682)     $  1,867
                                    ========      ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Recent Developments
-------------------

On June 12 the Company announced it is planning on divesting itself of its golf businesses and concentrate on its larger and profitable tool business. The Company will sell its Golf Day retail stores, Golf Day mail order catalog and Golf Day.com web site or license its Golf Day retail stores. Currently, the Company's plans are not definitive, but the Company expects to treat the golf business as a discontinued operation once plans for divestiture are definitive.

Results of Operations
---------------------

Net sales for the first quarter of fiscal 2000 decreased by $ 1.3 million, or
1.8 %, from $ 71.0 million for the first quarter of fiscal 1999 to $ 69.7 million. Net retail sales for the first quarter of 2000 increased $ 1.0 million or 1.7 % from $ 60.2 million for the first quarter of fiscal 1999 to $ 61.2 million. Net catalog sales for the first quarter of 2000 decreased $2.2 million or 20.6% from $ 10.7 million for the first quarter of fiscal 1999 to $8.5 million. This is partially due to the Company's practice, which the Company plans to continue, of not mailing catalogs to areas where it operates retail stores. The revenue growth of retail stores is primarily attributable to store sales growth at existing retail locations. Comparable store sales for Woodworkers Warehouse, Post Tool and Golf Day stores for the first quarter of fiscal 2000 increased by 1.7 % as compared to the first quarter of fiscal 1999. The store base decreased 1.3 % from 227 locations at the end of the first quarter of fiscal 1999 to 224 locations at the end of the first quarter of fiscal 2000. Furthermore, in order to build retail customer traffic, the Company expended additional advertising resources to stimulate sales growth.

The following table presents net sales and gross margin data of the Company for the quarters indicated:

                                   Three Months Ended
                                   ------------------

                               May 27,             May 29,
                                2000                1999
                                ----                ----
                          (In thousands, except percentage data)

Net Sales:
     Retail
          Tools               $39,440             $38,222
          Golf                 21,719              22,013
     Catalog
          Tools                 4,693               5,918
          Golf                  3,824               4,828
                              -------             -------
Total                         $69,676             $70,981
                              =======             =======

Gross Margin                   28.3%               31.2%



Following is a summary of retail stores operated:

                                   Three Months Ended
                                   ------------------

                                                            May 27,      May 29,
                                                             2000         1999
                                                             ----         ----
Stores operated at the beginning of the quarter
     Tools                                                    148          149
     Golf                                                      82           82
                                                              ---          ---
          Total                                               230          231
Stores opened during the quarter
     Tools                                                      0            1
     Golf                                                       0            0
                                                              ---          ---
          Total                                                 0            1
Stores closed during the quarter
     Tools                                                      3            2
     Golf                                                       3            3
                                                              ---          ---
          Total                                                 6            5
Stores operated at the end of the quarter
     Tools                                                    145          148
     Golf                                                      79           79
                                                              ---          ---
          Total                                               224          227
                                                              ===          ===

Gross profit for the first quarter of fiscal 2000 decreased $2.4 million, or 10.9%, from $22.1 million for the first quarter of fiscal 1999 to $19.7 million for the first quarter of fiscal 2000. As a percentage of net sales, gross profit decreased 2.9 % from 31.2 % of net sales for the first quarter of fiscal 1999 to
28.3 % of net sales in the first quarter of fiscal 2000. The decrease in gross profit was primarily due to more aggressive promotional programs.

Selling, general and administrative expenses for the first quarter of fiscal 2000 increased $1.1 million, or 5.4%, from $20.3 million for the first quarter of fiscal 1999 to $21.4 million for the first quarter of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased 2.1% from 28.6 % of net sales in the first quarter of fiscal 1999 to 30.7% of net sales in the first quarter of fiscal 2000. The increase in selling, general and administrative expenses was primarily due to higher advertising costs and accelerated amortization of good will related to the planned divestiture of the golf businesses.

Interest expense for the first quarter of fiscal 2000, net of interest income, increased by $0.5 million from $1.6 million in the first quarter of fiscal 1999 to $2.1 million in the first quarter of fiscal 2000. The increase in interest expense was attributable to increased interest rates and the increase in the amount outstanding under the Company's existing bank credit facility.


Liquidity and Capital Resources
-------------------------------

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

In the separate section of management's discussion and analysis entitled "Recent Developments," the Company announced plans to divest of its golf businesses. While the Company's plans for divestiture are not yet finalized, the Company believes that it can successfully accomplish the Golf Store divestiture during fiscal 2000, while at the same time meeting the operating cash needs of the continuing woodworking business. However, there can be no assurance that the divestiture plan, once finalized, can be accomplished without adverse impact on results of operations or cash flow or further modification to the Company's financing arrangements. Should the Company be unable to consummate a sale transaction on favorable terms with a buyer, the Company plans to explore other alternatives for divestiture. The impact of various alternatives on the Company's results of operations and cash flows could vary materially, and the golf business and the Company's results of operations and its ability to meet its operating cash needs could be adversely impacted.

During the first quarter of fiscal 2000, the company's chief executive officer/principal stockholder and his spouse, who is also a principal stockholder of the Company, made interest free, unsecured demand loans to the Company in the aggregate amount of $1.5 million. All of these loans were repaid at May 27, 2000. The Company expects to obtain additional unsecured demand loans from either or both of these lenders from time to time which, if made, are expected to be repayable without interest.

The Company's working capital decreased by $1.6 million, from $5.3 million as of February 26, 2000 to $3.7 million as of May 27, 2000. The decrease resulted primarily from a decrease in inventory of $24.0 million, which was offset by a decrease in the net borrowings under the Company's bank credit facility of $9.5 million, and a decrease in accounts payable of $12.2 million.

During the first quarter of 2000, the cash provided by operating activities was $9.4 million, primarily due to a decrease in inventories of $24.0 million and depreciation and amortization of $2.6 million, offset by a decrease in accounts payable of $12.2 million, a net loss of $3.8 million and an increase in prepaid expenses and other current assets of $1.2 million.

The net cash used in investing activities was approximately $0.4 million. The main use of the cash was for the purchase of property and equipment.

The net cash used in financing activities was approximately $9.7 million and was primarily attributable to the decrease in borrowings on the Company's bank credit facility of $9.5 million.

At May 27, 2000, the Company had approximately $88.3 million of borrowings outstanding and approximately $.7 million of letters of credit outstanding. The Company had approximately $.3 million in available borrowings under its facility at May 27, 2000. The bank has a security interest in substantially all assets of the Company. At May 27, 2000, the interest rates were 10.5% (bank's reference rate plus 0.5%) and 8.19% (LIBOR + 2.00%).

Pursuant to an amendment and waiver dated as of June 9, 2000 the bank amended the credit facility with respect to the financial covenants and advance rates for future periods.

The commitment level and expiration date of the credit facility remained unchanged at $100 million and December 31, 2001. The amended covenants require the Company to maintain modified interest coverage and fixed charge ratios quarterly through February 24, 2001 and for the year ended February 24, 2001. The Company shall not exceed inventory levels of $135 million as of August 26, 2000 and November 25, 2000 and $ 127.5 million as January 27, 2001. In addition, there will be no net new store openings allowed and the Company will retain a financial advisor through February 24, 2001. At May 27, 2000, the Company was in compliance with all financial covenants.

The amended credit facility will bear interest at the bank's reference rate plus 0.75% or LIBOR plus 2.25%. The amended credit facility allows for borrowing up to $100 million based on a percentage of inventory ( the "advance rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit.

The amended credit facility also gives the bank warrants for 200,000 shares of the Company's class A common stock, exercisable at the lowest price during the 60 - day period starting June 9, 2000.

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

Exhibit Number
--------------

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


                                       TREND-LINES, INC.
                                       -----------------
                                       Registrant




Date:  July 14, 2000                   /s/ Stanley D. Black
                                       -----------------------------
                                       Stanley D. Black
                                       (Chief Executive Officer)



                                       /s/ Ronald L. Franklin
                                       -----------------------------
                                       Ronald L. Franklin
                                       (Executive Vice President,
                                       Chief Financial Officer)