Form 10-Q
period 2000-08-26
TREND LINES INC
filed 2002-01-14
CIK 922978

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2000 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                           TO
         ------------------    -----------------


Commission file number             0-24390
                         ----------------------------------

                              TREND - LINES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Massachusetts                                  04-2722797
--------------------------------------------------------------------------------
         (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)             Identification No.)



126 Oxford Street, Lynn, Massachusetts                              01901
--------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code)



                                (781) 853 - 0900
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ...... No...X..

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                NUMBER OF SHARES OUTSTANDING
  CLASS                                            AS OF AUGUST 26, 2000
  -----                                         --------------------------
 Class A Common Stock,  $.01 par value                6,010,411
 Class B Common Stock,   $.01 par value               4,641,082

                        Trend-Lines, Inc. and Subsidiary

                                      INDEX


                                                                          Page

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         August 26, 2000 (Unaudited) and February 26, 2000                    3

         Condensed Consolidated Statements of Operations
         Three months ended August 26, 2000 and
         August 28, 1999 (Unaudited)
         Six Months Ended August 26, 2000 and
         August 28, 1999 (Unaudited)                                          4


         Condensed Consolidated Statements of Cash Flows
         Six Months Ended August 26, 2000 and
         August 28, 1999 (Unaudited)                                        5-6

         Notes to Condensed Consolidated Financial Statements            7 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                      13 - 17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Part II - Other Information

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities and Use of Proceeds                           19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                               19 - 21


Signatures                                                                   15

                        TREND-LINES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS

                                                                                (Unaudited)
                                                                                 August 26,  February 26,
                                                                                    2000        2000
                                                                                 ---------    ---------

CURRENT ASSETS:
              Cash and cash equivalents                                          $   4,185    $   1,054
              Accounts receivable, net                                               2,596        3,066
              Inventories                                                           65,722      104,285
              Prepaid expenses and other current assets                              4,104        2,443
              Net assets of discontinued operations                                     --       11,117
                                                                                 ---------    ---------
                                    Total current assets                            76,607      121,965

PROPERTY AND EQUIPMENT, NET                                                         14,648       15,810

NET ASSETS OF DISCONTINUED OPERATIONS                                                   --       10,318

OTHER ASSETS                                                                           942          815
                                                                                 ---------    ---------
                                                                                 $  92,197    $ 148,908
                                                                                 =========    =========

       LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
         CURRENT LIABILITIES:
              Bank credit facility                                               $  45,244    $  65,010
              Note payable to officer                                                3,500           --
              Current portion of capital lease obligations                             330          428
              Post-Petition accounts payable                                         1,714           --
              Pre-Petition accounts payable                                         27,715       45,212
              Net current liabilities of discontinued operations                    15,647           --
              Accrued expenses                                                       3,959        3,796
              Deferred liabilities                                                   1,591          823
              Other current liabilities                                              1,085          590
                                                                                 ---------    ---------

                                    Total current liabilities                      100,785      115,859
                                                                                 ---------    ---------
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                       46          193
                                                                                 ---------    ---------

STOCKHOLDERS' (DEFICIT) EQUITY:
              Common stock, $.01 par value -
                       Class A --
                                Authorized - 20,000,000 shares
                                Issued  - 6,510,411 shares at August 26, 2000
                                and February 26, 2000, respectively                    65           65
                       Class B --
                                Authorized - 5,000,000 shares
                                Issued and outstanding - 4,641,082
                                  shares at August 26, 2000 and February 26,
                                  2000, respectively                                    47           47
              Additional paid-in capital                                            41,625       41,625
              Retained deficit                                                     (47,911)      (6,421)
              Less: 500,000 Class A shares held in treasury at August 26, 2000
                    and February 26, 2000, at cost                                  (2,460)      (2,460)
                                                                                 ---------    ---------
                                    Total stockholders' (deficit) equity            (8,634)      32,856
                                                                                 ---------    ---------
                                                                                 $  92,197    $ 148,908
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

                        TREND-LINES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             (Unaudited)
                                                           Three Months Ended            Six Months Ended
                                                         August 26,    August 28,     August 26,      August 28,
                                                          2000            1999           2000            1999
                                                       ------------    ------------   ------------    ------------

Net sales                                              $     34,475    $     38,758   $     78,607    $     82,898
Cost of sales                                                25,820          27,446         57,949          57,791
                                                       ------------    ------------   ------------    ------------
  Gross profit                                                8,655          11,312         20,658          25,107

Selling, general and administrative expenses                 16,767           9,866         28,607          21,694
Reorganization expense                                          483              --            483              --
                                                       ------------    ------------   ------------    ------------
  (Loss) income from operations                              (8,595)          1,446         (8,432)          3,413

Interest expense, net                                         1,205           1,184          2,574           2,227
                                                       ------------    ------------   ------------    ------------

  (Loss) income before provision for income taxes
   And discontinued operations                               (9,800)            262        (11,006)          1,186

Provision for income taxes                                       --             102             --             463
                                                       ------------    ------------   ------------    ------------
Loss from continuing operations                              (9,800)            160        (11,006)            723

Discontinued operations:
(Loss) income from operations                                (5,789)            327         (8,397)            (67)
(Loss) on disposal                                          (22,087)             --        (22,087)             --
                                                       ------------    ------------   ------------    ------------
Loss from discontinued operations                           (27,876)            327        (30,484)            (67)
                                                       ------------    ------------   ------------    ------------
  Net (loss) income                                    $    (37,676)   $        487   $    (41,490)   $        656
                                                       ============    ============   ============    ============

Basic net (loss) income per share
  Continuing operations                                $      (0.92)   $       0.02   $      (1.03)   $       0.07
                                                       ============    ============   ============    ============
  Discontinued operations                              $      (2.62)   $       0.03   $      (2.86)   $      (0.01)
                                                       ============    ============   ============    ============
Basic net (loss) income per share                      $      (3.54)   $       0.05   $      (3.90)   $       0.06
                                                       ============    ============   ============    ============

Diluted net (loss) income per share
  Continuing operations                                $      (0.92)   $       0.01   $      (1.03)   $       0.07
                                                       ============    ============   ============    ============
  Discontinued operations                              $      (2.62)   $       0.03   $      (2.86)   $      (0.01)
                                                       ============    ============   ============    ============
Diluted net (loss) income per share                    $      (3.54)   $       0.05   $      (3.90)   $       0.06
                                                       ============    ============   ============    ============

Basic weighted average shares outstanding (note 2)       10,651,493      10,628,538     10,651,493      10,639,586
                                                       ============    ============   ============    ============

Diluted weighted average shares outstanding (note 2)     10,651,493      10,695,477     10,651,493      10,707,889
                                                       ============    ============   ============    ============

           See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               (Unaudited)
                                                                             Six Months Ended
                                                                           August 26,    August 28,
                                                                             2000          1999
                                                                            -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                       $ (41,490)      $   657
  Add:  loss from discontinued operations                                     8,397       $    67
  Loss on disposal of discontinued operations                                22,087            --
                                                                            -------       -------
  (Loss) income from continuing operations                                  (11,006)          724

  Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities--
     Depreciation and amortization                                              391         1,743
     Reorganizational expenses                                                  483            --
     Changes in current assets and liabilities
         Accounts receivable                                                    470         5,694
         Inventories                                                         38,563         1,926
         Prepaid expenses and other current assets                           (1,661)          (13)
         Pre-petition accounts payable                                      (17,497)           --
         Post-petition accounts payable                                       1,714        (8,592)
         Accrued expenses                                                       163          (853)
         Deferred liabilities                                                   768          (385)
         Other current liabilities                                              495            (6)
                                                                            -------       -------
            Net cash provided by operating activities                        12,883           238
            Net cash provided by (used in) discontinued operations            6,598        (2,746)
                                                                            -------       -------
            Net cash provided by (used in) operating activities before
            Reorganization expense                                           19,481        (2,508)

OPERATING CASH FLOWS FROM REORGANIZATIONAL EXPENSES
     Professional fees paid for services rendered in bankruptcy                (392)           --
     Other organization expense                                                 (91)           --
                                                                            -------       -------
            Net cash used in reorganizational expenses                         (483)           --

            Net cash provided by (used in) operating activities              18,998        (2,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property and equipment                              771            --
  Purchase of property and equipment                                             --        (2,499)
  (Decrease) increase in other assets                                          (127)           52
                                                                            -------       -------
            Net cash provided by (used in) investing activities                 644        (2,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under bank credit facilities                    (19,766)        5,471
  Net payments on capital lease obligations                                    (245)         (464)
  Proceeds from note payable to officer                                       3,500            --
                                                                            -------       -------
            Net cash (used in) provided by financing activities             (16,511)        5,007

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     3,131            52

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,054           539
                                                                            -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 4,185       $   591
                                                                            =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for -
               Interest                                                  $  2,088    $  1,357
               Income taxes                                              $     --


           See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

The condensed consolidated financial statements of Trend-Lines, Inc. ("the Company") and subsidiaries, have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on August 11, 2000 (the "Filing"). See Note 2 for further information.

On August 23, 2000, the Company filed various sale motions seeking Bankruptcy Court approval for the liquidation of the Golf Day division. The Company entered into an agreement with a liquidation agency (the "Agency") which called for the Agency to pay the Company 49.55% of the total retail value of the merchandise included within the sale less 1.5% for defective and/or unsalable merchandise. The Company, with the assistance of the liquidator, completed the liquidation of the inventory of GolfDay and selected furniture, fixtures and equipment by January 31, 2001. There was no inventory liquidated during the three and six month periods ended August 26, 2000. The sale generated approximately $21,100,000. From these proceeds, the Company paid $20,773,000 to the Bank of America as payment for a portion of the outstanding balance under the Bank Credit Facility discussed in Note 2. The Company has retroactively presented the operations of the GolfDay division as discontinued operations for all periods presented. See Note 7 for further information.

With respect to the unaudited condensed consolidated financial statements for the three and six months ended August 26, 2000, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 26, 2000. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending February 24, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The Company's ability to continue as a going concern is dependent upon consummation of the Company's amended plan of reorganization by the Bankruptcy Court (Note 2), ability to make plan distributions under the amended plan of reorganization, the ability to maintain compliance with debt covenants under the New Bank Credit Facility (Note 5), achievement of profitable operations, maintenance of adequate financing, and the resolution of the uncertainties of the reorganization case discussed in Note 2. In an effort to return the Company to profitability and accomplish its long-term goals, the Company disposed of its GolfDay division (See Note 7) and is currently focusing on its woodworking business.

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the six months ended August 26, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending February 24, 2001.

2. Reorganization Plan

In the Chapter 11 case, substantially all liabilities as of the date of the Filing were subject to settlement under the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (the "Plan") that was confirmed by the Bankruptcy Court on October 17, 2001. On October 29, 2001, the effective date of the Plan (the "Effective Date") the Company emerged from bankruptcy and merged into its wholly-owned subsidiary Woodworkers Warehouse, Inc. Woodworkers Warehouse, Inc., became the surviving corporation. The following is a brief summary of how the Plan organized and treated certain Company liabilities:

Class 1 - Bank of America Bank Credit Facility
The Bank Credit Facility discussed in Note 5 issued to the Company by the Bank of America was a secured claim and was impaired under the Plan. On October 29, 2001 as part of the Plan, the outstanding balance under the Bank Credit Facility was paid in full in connection with the closing of a new senior secured revolving credit facility referred to as the Exit Financing Facility. See Note 6 for the terms of the Exit Financing Facility.

Class 2 - Other Secured Claims
These secured claims consist of various vendors who leased furniture, fixtures and equipment for retail stores and the corporate offices of the Company. These holders received (a) some or all of the collateral securing the leases, (b) cash in an amount equal to the proceeds received from the sale of the collateral or
(c) such other treatment as was agreed upon by the Company and the Bankruptcy Committee and the holder. In the event the value of the collateral securing a Class 2 claim was less than the total amount of the claim, the difference was treated as a Class 5 general unsecured claim.

Class 3- Other Priority Claims
These claims are claims other than administrative, professional fee or priority tax claims entitled to priority pursuant to Section 507(a) of the Bankruptcy Code and were deemed to be unimpaired by Plan. These claims were entitled to payment in full.

Class 4 - Convenience Claims
These claims consist of claims that would otherwise be a Class 5 General Unsecured Claim and that are equal to or less than $2,000 or reduced to $2,000 pursuant to the election by the holder of the Claim. These claims were deemed to be impaired by the Plan. Each holder of a Class 4 claim will receive cash in an amount equal to 25% of such claim.

Class 5 - General Unsecured Claims
These claims are general unsecured, pre-petition trade claims, reclamation claims, lease rejection claims and any deficiency claims of BankofAmerica and the Other Secured Claims. The Company estimated the total amount of Class 5 claims to be $55,000,000. Each holder of a claim in Class 5 will receive in full satisfaction of such allowed claims, its pro rata share, based on the principal amount of each holder's claim, of $2,000,000 on January 15, 2002 and 5,280,000 shares of new common stock on the Effective Date.

Class 6 - Common Stock Equity Interest and Claims
On the Effective Date, all common stock equity interests were extinguished and the certificates and all other documents representing such common stock equity interests were deemed cancelled and of no force or effect. The holders of the common stock equity interests did not receive or retain any interest or property under the Plan.

The foregoing description is qualified in its entirety by the Plan, as filed as an exhibit to the Form 8-K of Woodworkers Warehouse, Inc., the successor of Trend-Lines, Inc., on October 31, 2001 and included as an exhibit hereto by reference.

All amounts presented in the accompanying financial statements may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.

3. Reorganization Items

The Company paid approximately $483,000 of professional service fees during the three and six months ended August 26, 2000, directly associated with the Chapter 11 reorganization proceedings discussed in Note 2.

The components of the reorganization expense during fiscal year 2000 are as follows:

                                                            (000's)
                                                     Three and Six Months
                                                    Ended August 26, 2000

Professional Fees                                          $(391)
Provision for retention of key employees                     (85)
Interest income                                               --
Provision for occupancy and other store closing costs         (7)
Net asset/liability write-offs                                --
                                                           -----

Total Reorganization Expense                               $(483)


4. (Loss) Earnings Per Share Data

Basic (loss) earnings per share is computed by dividing the net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents such as stock options and warrants. For the quarter ended August 26, 2000 no options to purchase common stock were included in the earnings per share calculation as their effect would have been antidilutive.

Below is a summary of the shares used in calculating basic and diluted (loss) earnings per share



                                                           Three Months Ended              Six Months Ended
                                                      --------------------------      --------------------------
                                                      August 26,      August 28,      August 26,      August 28,
                                                         2000            1999            2000            1999
                                                      ----------      ----------      ----------      ----------
Weighted average number of shares of common
  stock outstanding                                   10,651,493      10,628,538      10,651,144      10,639,586

Dilutive effect of stock options                              --          66,939              --          68,303

                                                      ----------      ----------      ----------      ----------
Diluted weighted average shares outstanding           10,651,493      10,695,477      10,651,144      10,707,889
                                                      ==========      ==========      ==========      ==========



5.                Bank Credit Facility

At August 26, 2000, the Company had approximately $68.3 million of borrowings outstanding and approximately $0.1 million of letters of credit outstanding. The borrowings have been allocated $45.2 million and $23.1 million to the Company's continuing and discontinuing operations, respectively, based on the estimated amount to be repaid through golf liquidation proceeds. The bank has a security interest in substantially all assets of the Company.

Pursuant to an amendment and waiver dated as of June 9, 2000 the bank amended the credit facility with respect to the financial covenants and advance rates for future periods. The amended credit facility bore interest at the bank's reference rate plus 0.75% (10.25% at August 26, 2000) or LIBOR plus 2.25% (9.22% at August 26, 2000). The amended credit facility allowed for borrowings up to $100 million based on a percentage of inventory (the "Advance Rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit. At August 26, 2000, the Company was not in compliance with the financial covenants of the credit facility.

The amended credit facility also gave the bank warrants for the purchase of 200,000 shares of the Company's Class A Common Stock, exercisable at the lowest price during the 60 - day period starting June 9, 2000. The valuation of these warrants was deemed to be immaterial. As of August 26, 2000, the warrants were not exercised.

Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Company entered into a $30.0 million Senior Secured Revolving facility with the Bank of America (the "Exit Financing Facility"). The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (10.22% at August 26, 2000) or the rate plus 1.00% (10.50% at August 26, 2000). Under the Exit Financing Facility, the Company borrowing base through March 31, 2002 is up to 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002 the company's borrowing base is equal to 65% of the cost of eligible store and warehouse inventory or 85% of the OLV value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

6. Selected Information By Business Segment

The Company disposed of its golf business during 2000. As a result, the segment information below has been realigned to reflect the Company's results from continuing operations. Information as to the operations of the different continuing business segments with respect to sales and operating income is set forth below for quarter ended and six months ended August 26, 2000 and August 28, 1999 (in thousands):

                                                    Three Months Ended            Six Months Ended
                                                 -----------------------      -------------------------
                                                 August 26,    August 28,     August 26,     August 28,
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------

Net sales
                 Retail                          $ 31,275       $ 34,544       $ 70,714       $ 72,765
                 Catalog                            3,200          4,215          7,893         10,133
                                                 --------       --------       --------       --------

                                                 $ 34,475       $ 38,758       $ 78,607       $ 82,898
                                                 ========       ========       ========       ========


Income (loss) from continuing operations
                 Retail                          $ (4,365)      $  2,337       $ (3,394)      $  5,360
                 Catalog                             (446)         1,147            133          2,300
                 General corporate expenses        (4,989)        (3,324)        (7,745)        (6,937)
                                                 --------       --------       --------       --------
                 (including income taxes)
                                                 $ (9,800)      $    160       $(11,006)      $    723
                                                 ========       ========       ========       ========



The Company sells its products through its Woodworker's Warehouse and Post Tool retail stores and its Trend-Lines catalog. These businesses have been aggregated into their respective reportable segments based on the management reporting structure. During the six month period ended August 26, 2000 the Company operated from a distribution center in Revere, Massachusetts for its Woodworkers Warehouse operations and utilized common labor pools, common management at the corporate level and a single telemarketing sales force. The Company operated a distribution center for Post Tool in Hayward, CA. As a result, many of the expenses of the Company are shared between the business segments and are reflected as general corporate expenses.

7.                DISCONTINUED OPERATIONS

As discussed in Note 1, the Company disposed of its golf business. Pursuant to Accounting Principles Board (APB) Opinion No. 30, REPORTING RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, (APB
30) the consolidated financial statements of the Company have been presented to reflect the disposition of the golf business in accordance with APB 30. Accordingly, revenues, expenses, and cash flows of the golf division have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net assets and liabilities of the golf business have been reported as "Net assets or liabilities of discontinued operations" in the accompanying consolidated balance sheets; the net operating (losses) income of the golf business have been reported as "Net (loss) income from discontinued operations" in the accompanying consolidated statements of operations; the net loss from the disposal of the golf business has been presented as "Net loss on disposal"; and the net cash flows of the golf division have been reported as "Net cash provided by (used in) discontinued operations" in the accompanying consolidated statements of cash flows. Net sales for the golf business were approximately $26,000 and $52,000 for the three and six months ended August 26, 2000, respectively, and were $30,000 and $56,000 for the three and six months ended August 28, 1999, respectively. Net assets (liabilities) of discontinued operations were as follows (in thousands):


                                                                    (000)'s
                                                            August 26,     February 26,
                                                               2000           2000
                                                             --------       --------
Accounts receivable, net                                     $  2,817       $  5,578
Inventories                                                    24,175         52,743
Prepaid expenses and other current assets                         566          1,118
Property and equipment, net                                        --          4,543
Other assets                                                       23          6,574
Bank credit facility                                           23,096         32,880
Current portion of capital lease obligation                        46            103
Pre-petition accounts payable                                  13,620         14,218
Post-petition accounts payable                                    694             --
Accrued expenses                                                4,169            705
Deferred liabilities                                            1,123            936
Other current liabilities                                         467            253
Capital lease obligations, net of current portion                  13             26
                                                             --------       --------
                                                             $(15,647)      $ 21,435
                                                             ========       ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Results of Operations

As discussed in Note 1, the Company disposed of its golf business. The consolidated financial statements of the Company have been presented to reflect the disposition of the golf business in accordance with APB 30. See Note 7 in the Notes to the condensed consolidated financial statements. The information presented below reflects the results of the Company's continuing operations.

Net sales for the second quarter of fiscal 2000 decreased by $4.3 million, or 11.1%, from $38.8 million for the second quarter of fiscal 1999 to $34.5 million. Net retail sales for the second quarter of fiscal 2000 decreased $3.3 million or 9.5% from $34.6 million for the second quarter of fiscal 1999 to $31.3 million. The retail sales decrease was attributable to implications from the Company's bankruptcy filing in August 2000. Catalog sales for the second quarter of fiscal 2000 decreased $1.0 million, or 24.1%, from $4.2 million for the second quarter of fiscal 1999 to $3.2 million. Catalog sales were impacted due to fewer catalogs being mailed during the period.

Net sales for the six months of fiscal 2000 decreased by $4.3 million, or 5.2%, from $82.9 million for the first six months of fiscal 1999 to $78.6 million. Net retail sales for the first six months of fiscal 2000 decreased $2.1 million or 2.8% from $72.8 million for the first six months of fiscal 1999 to $70.7 million. The retail sales decrease was attributable to implications from the Company's bankruptcy filing in August 2000. Catalog sales for the first six months of fiscal 2000 decreased $2.2 million, or 22.0%, from $10.1 million for the first six months of fiscal 1999 to $7.9 million. Catalog sales were impacted due to fewer catalogs being mailed during the period.

The following table presents net sales and gross margin data of the Company for the periods indicated:


                                     Three Months Ended               Six Months Ended
                                  -------------------------      -------------------------
                                  August 26,     August 28,      August 26,     August 28,
                                     2000            1999            2000          1999
                                  ---------       ---------       ---------       -------
                                  (In thousands, except percentage data)

Net Sales:
    Retail                        $  31,275       $  34,543       $  70,714       $72,765

    Catalog                           3,200           4,215           7,893        10,133
                                  ---------       ---------       ---------       -------

Total                             $  34,475       $  38,758       $  78,607       $82,898
                                  =========       =========       =========       =======

Gross Margin
      Retail                           23.4%           27.2%           24.5%       28.1%

      Catalog                          41.7%           45.8%           42.1%       46.0%
                                  ---------       ---------       ---------       -------
                                       25.1%           29.2%           26.3%       30.3%
                                  =========       =========       =========       =======


Following is a summary of retail store growth:


                                                         August 26,  August 28,
                                                          2000         1999
                                                         ------        ------
Stores operated at the beginning of the second quarter      145         148

Stores opened                                                --          --

Stores closed                                                 7          --

                                                         ------        ------
Stores operated at the end of the second quarter            138         148





Gross profit for the second quarter of fiscal 2000 decreased $2.7 million, or 23.5%, from $11.3 million for the second quarter of fiscal 1999 to $8.7 million. As a percentage of net sales, gross profit decreased 14% from 29.2% of net sales for the second quarter of fiscal 1999 to 25.1% of net sales in the second quarter of fiscal 2000. Aggressive promotional advertising and the change in sales mix is the primary cause for the reduction in gross margin.

Gross profit for the first six months of fiscal 2000 decreased $4.4 million, or 17.7%, from $25.1 million for the first six months of fiscal 1999 to $20.7 million for the first six months of fiscal 2000. As a percentage of net sales, gross profit decreased 4.0% from 30.3% of net sales for the first six months of fiscal 1999 to 26.3% of net sales in the first six months of fiscal 2000.

Selling, general and administrative expenses for the second quarter of fiscal 2000 increased $6.9 million, or 69.9%, from $9.9 million for the second quarter of fiscal 1999 to $16.8 million for the second quarter of fiscal 2000. The increase in selling, general and administrative expenses is primarily related to a reduction in cooperative advertising income during fiscal year 2000. This was due to decreased purchases post August 11, 2000, and significant merchandise returns prior to August 11, 2000.

Selling, general and administrative expenses for the first six months of fiscal 2000 increased $6.9 million, or 31.9%, from $21.7 million for the first six months of fiscal 1999 to $28.6 million for the first six months of fiscal 2000. The increase in selling, general and administrative expenses was primarily due to higher advertising costs.

Reorganization expenses resulted in a net charge of $0.5 million or 1.4% of net sales for the second quarter of fiscal 2000. These amounts related directly to the Chapter 11 proceedings and associated restructuring of our operations and are discussed in Note 2 to the Condensed Consolidated Financial Statements.

Interest expense for the second quarter of fiscal 2000, net of interest income, increased by $0.02 million from $1.18 million in the second quarter of fiscal 1999 to $1.20 million in the second quarter of fiscal 2000. The increase in interest expense is attributable to the increase in the amount outstanding under the Company's existing bank credit facility.

Interest expense for the first six months of fiscal 2000, net of interest income, increased by $0.4 million from $2.2 million in the first six months of fiscal 1999 to $2.6 million in the first six months of fiscal 2000. The increase in interest expense is attributable to the increase in the amount outstanding under the Company's existing bank credit facility.

Liquidity and Capital Resources

During the first quarter of fiscal 2000, the company's chief executive officer/principal stockholder and his spouse, who is also a principal stockholder of the Company, made interest free, unsecured demand loans to the Company in the aggregate amount of $1.5 million. All of these loans were repaid at May 27, 2000. During the second quarter of fiscal 2000, the company's chief executive officer/principal stockholder and president, made loans to the Company in the aggregate amount of $3.5 million.

The Company's working capital deficiency increased by $19.2 million, from $5.0 million as of February 26, 2000 to $24.2 million as of August 26, 2000. The increase resulted primarily from a decrease in inventories of $38.5 million, which was offset by an increase in pre-petition and post-petition accounts payable of $17.1 million, collectively.

During the six month period ended August 26, 2000, the cash provided by operating activities was $19.0 million, primarily due to a decrease in inventories of $38.6 million together with a decrease in pre-petition accounts payable of $17.5 million.

The net cash provided by investing activities was approximately $ 0.6 million. The main source of cash was from the proceeds from the sale of property and equipment.

The net cash used in financing activities was approximately $16.5 million and was primarily attributable to the decrease in borrowings on the Company's bank credit facility of $19.8 million, offset from proceeds from a note payable to the Company's chief executive officer of $3.5 million. The Company is in default under the bank credit facility and filed for Chapter 11 bankruptcy in August 2000. The Company continues to operate in bankruptcy using the bank's cash collateral to fund operations.

At August 26, 2000, the Company had approximately $68.3 million of borrowings outstanding and approximately $0.1 million of letters of credit outstanding. The borrowings have been allocated $45.2 million and $23.1 million to the Company's continuing and discontinued operations, respectively. The bank has a security interest in substantially all assets of the Company.

On June 9, 2000, prior to the bankruptcy filing, pursuant to an amendment and waiver the bank amended the credit facility with respect to the financial covenants and advance rates for future periods. The amended credit facility will bear interest at the bank's reference rate plus 0.75% (10.25% at August 26, 2000) or LIBOR plus 2.25% (9.22 % at August 26, 2000). The amended credit facility allows for borrowings up to $100 million based on a percentage of inventory (the "Advance Rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit. At August 26, 2000, the Company was not in compliance with their financial covenants.

The amended credit facility also gave the bank warrants for the purchase of 200,000 shares of the Company's Class A Common Stock, exercisable at the lowest price during the 60 - day period starting June 9, 2000. The valuation of these warrants was deemed to be immaterial. As of August 26, 2000, the warrants have not been exercised.

Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Company entered into a $30.0 million Senior Secured Revolving facility with the Bank of America (the "Exit Financing Facility"). The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (10.22% at August 26, 2000) or the rate plus 1.00% (10.50% at August 26, 2000). Under the Exit Financing Facility, the Company borrowing base through March 31, 2002 is up to 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002 the company's borrowing base is equal to 65% of the cost of eligible store and warehouse inventory or 85% of the OLV value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.


Impact of Inflation

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) increased competition, a change in the retail business in the tool sector or a change in the Company's merchandise mix; (iii) a change in the Company's advertising, pricing policies or its net product costs after all discounts and incentives;
(iv) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (v) the Company's continued compliance with the financial covenants under it's bank credit facility, as the same may be in effect from time to time; (vi) the Company's ability to achieve its plans and strategies of growth will be dependent on maintaining adequate bank and other financing; and (vii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk associated with the Company's financial instruments. The Company is exposed to market risk from changes in interest rates which may adversely affect the Company's financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments. The Company is exposed to interest rate risk primarily through its borrowings under the Exit Financing Facility (see Note 3 to the Condensed Consolidated Financial Statements).

Part II - Other Information

Item 1.             Legal Proceedings

         The Company filed a petition in the United States Bankruptcy Court for the District of Massachusetts under Chapter 11 of the United States Bankruptcy Code on August 11, 2000. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (the "Plan") dated as of September 7, 2001, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, was confirmed by the Bankruptcy Court on October 17, 2001. The Effective Date of the Plan was October 29, 2001 (the "Effective Date"). On the Effective Date, the Company emerged from bankruptcy and merged into its wholly-owned subsidiary, Woodworkers Warehouse, Inc. Woodworkers Warehouse, Inc. became the surviving corporation.

Item 2.  Changes in Securities and Use of Proceeds

         In connection with the reorganization under the Plan, on the Effective Date, all common stock equity interests were extinguished and the certificates and all other documents representing such common stock equity interests were deemed cancelled and of no force or effect.

Item 3.  Defaults Upon Senior Securities

         Due to the bankruptcy filing the Company was in default under their bank credit facility as of August 26, 2000. On October 29, 2001 the Company emerged from bankruptcy and entered into the Exit Financing Facility with BankofAmerica.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

 Exhibit Number

2.1 Order Confirming First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of October 17, 2001, filed as an exhibit to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001, and incorporated herein by reference.

2.2 First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of September 7, 2001, filed as an exhibit to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001, and incorporated herein by reference.

2.3 Joint Motion to Approve Nonmaterial Modification to First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of October 11, 2001, filed as an exhibit to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001, and incorporated herein by reference.

2.4 First Amended Disclosure Statement with Respect to First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of September 7, 2001, filed as an exhibit to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001, and incorporated herein by reference.

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


                                TREND-LINES, INC.
                                Registrant

                                By: Woodworkers Warehouse, Inc.,
                                    as successor to Trend-Lines, Inc.




Date: 1/14/02                   /s/ Walter S. Spokowski
                                -------------------------------------------
                                Walter S. Spokowski
                                (Chief Executive Officer)



                                /s/ Ronald L. Franklin
                                -------------------------------------------
                                Ronald L. Franklin
                                (Executive Vice President,
                                 Chief Financial Officer)