Form 10-Q
period 2000-11-25
TREND LINES INC
filed 2002-01-14
CIK 922978

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 25, 2000
                                     OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
           ------------------  TO  -----------------


Commission file number  0-24390
                        --------

                               TREND - LINES, INC.
                               --------------------
             (Exact name of registrant as specified in its charter)


      Massachusetts                                           04-2722797
-------------------------------                      --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)




126 Oxford Street, Lynn, Massachusetts                          01901
---------------------------------------              --------------------------
(Address of principal executive office)                       (Zip Code)



                                (781) 853 - 0900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..... No....X..

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                        NUMBER OF SHARES OUTSTANDING AS OF NOVEMBER 25, 2000
-----                                        ------------------------------------------------------
Class A Common Stock,  $.01 par value                            6,010,411

Class B Common Stock,   $.01 par value                           4,641,082


                        TREND-LINES, INC. AND SUBSIDIARY

                                      INDEX



                                                                                       Page
                                                                                       ----
Part I - Financial Information

Item 1.            Financial Statements

                   Condensed Consolidated Balance Sheets
                   November 25, 2000 (Unaudited) and February 26, 2000                   3

                   Condensed Consolidated Statements of Operations
                   Three Months Ended November 25, 2000 and
                   November 27, 1999 (Unaudited)
                   Nine Months Ended November 25, 2000 and
                   November 27, 1999 (Unaudited)                                         4

                   Condensed Consolidated Statements of Cash Flows
                   Nine Months Ended November 25, 2000 and
                   November 27, 1999 (Unaudited)                                     5 - 6

                   Notes to Condensed Consolidated Financial Statements             7 - 12

Item 2.            Management's Discussion and Analysis of Financial Condition
                   And Results of Operations                                       13 - 16

Item 3.            Quantitative and Qualitative Disclosures About Market Risk           17

Part II - Other Information

Item 1.            Legal Proceedings                                                    18

Item 2.            Changes in Securities and Use of Proceeds                            18

Item 3.            Defaults Upon Senior Securities                                      18

Item 4.            Submission of Matters to a Vote of Security Holders                  18

Item 5.            Other Information                                                    18

Item 6.            Exhibits and Reports on Form 8-K                                18 - 19


Signatures                                                                              20


                        TREND-LINES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS


                                                                                              (Unaudited)
                                                                                              November 25,   February 26,
                                                                                                   2000         2000
                                                                                                   ----         ----
CURRENT ASSETS:
       Cash and cash equivalents                                                               $  25,696      $   1,054
       Accounts receivable, net                                                                    2,723          3,066
       Inventories                                                                                59,029        104,285
       Prepaid expenses and other current assets
                                                                                                   3,372          2,443
       Net assets of discontinued operations                                                           -         11,117
                                                                                               ---------      ---------
                  Total current assets                                                            90,820        121,965

PROPERTY AND EQUIPMENT, NET                                                                       13,828         15,810

NET ASSETS OF DISCONTINUED OPERATIONS                                                                  -         10,318

OTHER ASSETS                                                                                         963            815
                                                                                               ---------      ---------
                                                                                               $ 105,611      $ 148,908
                                                                                               =========      =========

                                   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
       Bank credit facility                                                                    $  45,243      $  65,010
       Note payable to officer                                                                     3,500              -
       Current portion of capital lease obligations                                                  308            428
       Post-Petition accounts payable                                                              1,386              -
       Pre-Petition accounts payable                                                              25,286         45,212
       Net current liabilities of discontinued operations                                         35,334              -
       Accrued expenses                                                                            4,678          3,796
       Deferred liabilities                                                                        1,595            823
       Other current liabilities                                                                   1,701            590
                                                                                               ---------      ---------

                  Total current liabilities                                                      119,031        115,859
                                                                                               ---------      ---------
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                     19            193
                                                                                               ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' (DEFICIT) EQUITY:                                                                       65             65
       Common stock, $.01 par value -
           Class A --
                Authorized - 20,000,000 shares
                Issued  - 6,510,411 shares at November 25, 2000 and February 26,
                  2000
           Class B --                                                                                 47             47
                Authorized - 5,000,000 shares
                    Issued and outstanding - 4,641,082 shares at November 25,
                    2000 and February 26, 2000

       Additional paid-in capital                                                                 41,625         41,625
       Retained deficit                                                                          (52,716)        (6,421)
       Less: 500,000 Class A shares held in treasury at November 25, 2000 and
           February 26, 2000, at cost                                                             (2,460)        (2,460)
                                                                                               ---------      ---------
                  Total stockholders' (deficit) equity                                           (13,439)        32,856
                                                                                               ---------      ---------
                                                                                               $ 105,611      $ 148,908
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

                        TREND-LINES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                                          Unaudited)
                                                                     Three Months Ended                Nine Months Ended
                                                                November 25,     November 27,     November 25,      November 27,
                                                                   2000             1999             2000              1999
                                                                   -----            -----            -----             ----
Net sales                                                    $     34,982      $     41,012      $    113,589      $    123,910
Cost of sales                                                      24,335            27,787            82,284            85,578
                                                             ------------      ------------      ------------      ------------

           Gross profit                                            10,647            13,225            31,305            38,332

Selling, general and administrative expenses                       13,805            10,752            42,412            32,446

Reorganization (income) expense                                       (98)                -               385                 -
                                                             ------------      ------------      ------------      ------------

            (Loss) income from operations                          (3,060)            2,473           (11,492)            5,886

Interest expense, net
                                                                    1,183             1,216             3,757             3,443
         (Loss) income before provision for income taxes
          And discontinued operations                              (4,243)            1,257           (15,249)            2,443

Provision for income taxes
                                                                        -               491                 -               954
                                                             ------------      ------------      ------------      ------------

(Loss) income from continuing operations
                                                                   (4,243)              766           (15,249)            1,489

Discontinued operations:
(Loss) from operations                                               (578)             (677)           (8,975)             (744)
Income (loss) on disposal                                              16                 -           (22,071)                -
                                                             ------------      ------------      ------------      ------------
Loss from discontinued operations                                    (562)             (677)          (31,046)             (744)
                                                             ------------      ------------      ------------      ------------

            Net (loss) income                                $     (4,805)     $         89      $    (46,295)     $        745
                                                             ============      ============      ============      ============

Basic net (loss) income per share
           Continuing operations                             $      (0.40)     $       0.07      $      (1.43)     $      (0.14
           Discontinued operations                           $      (0.05)     $      (0.04)     $      (2.91)     $      (0.07)
                                                             ------------      ------------      ------------      ------------
Basic net (loss) income per share                            $      (0.45)     $       0.06      $      (4.34)     $      (0.07

Diluted net (loss) income per share
           Continuing operations                             $      (0.40)     $       0.07      $      (1.43)     $       0.14
           Discontinued operations                                  (0.05)            (0.06)            (2.91)            (0.07)
                                                             ------------      ------------      ------------      ------------
Basic net (loss) income per share                            $      (0.45)     $       0.01      $      (4.34)     $      (0.07

Basic weighted average shares outstanding (note 2)             10,651,493        10,651,493        10,651,493        10,643,555
                                                             ============      ============      ============      ============

Diluted weighted average shares outstanding (note 2)           10,651,493        10,651,493        10,651,493        10,691,560
                                                             ============      ============      ============      ============

            See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                Nine Months Ended
                                                                             November 25, November 27,
                                                                                2000          1999
                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                             $(46,295)     $    745
 Add:  loss from discontinued operations                                          8,975      $    744
       loss on disposal of discontinued operations                               22,071             -
                                                                               --------      --------
 (Loss) income from continuing operations                                       (15,249)        1,489

 Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities--
      Depreciation and amortization                                               1,266         2,757
      Reorganizational expenses                                                     385             -
      Changes in current assets and liabilities                                       -             -
             Accounts receivable                                                    343         2,510
             Inventories                                                         45,256       (15,842)
             Prepaid expenses and other current assets                             (929)         (184)
             Post-petition accounts payable                                       1,386         7,029
             Pre-petition accounts payable                                      (19,926)            -
             Accrued expenses                                                       882          (947)
             Deferred liabilities                                                   772          (333)
             Other current liabilities                                            1,111            84
                                                                               --------      --------
                    Net cash provided by (used in) operating activities          15,297        (3,437)
                    Net cash provided by (used in) discontinued operations       25,723        (5,540)
                    Net cash provided by (used in) operating activities
                    before reorganization expense                                41,020        (8,977)

OPERATING CASH FLOWS FROM REORGANIZATIONAL EXPENSES
 Professional fees paid for
  services rendered in bankruptcy                                                  (417)            -
 Interest income received                                                           192             -
 Other reorganization expenses paid                                                (160)            -
                                                                               --------      --------

                    Net cash used in reorganizational expenses                     (385)            -
                    Net cash provided by (used in) operating activities          40,635        (8,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment                                       716             -
 Purchase of property and equipment                                                   -        (3,304)
 (Decrease) increase in other assets                                               (148)          111
                                                                               --------      --------
                    Net cash provided by (used in) investing activities             568        (3,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) borrowings under bank credit facilities                         (19,767)       12,822
 Net payments on capital lease obligations                                         (294)         (631)
 Proceeds from note payable to officer                                            3,500             -
                                                                               --------      --------
                    Net cash (used in) provided by financing activities         (16,561)       12,191

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        24,642            21

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,054           539
                                                                               --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 25,696      $    560
                                                                               ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for -
      Interest                                                                 $  1,470      $  1,864
      Income taxes                                                             $      -

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

With respect to the unaudited condensed consolidated financial statements for the three and nine months ended November 25, 2000, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

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

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the nine months ended November 25, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending February 24, 2001.

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

Class 4 - Convenience Claims
These claims consist of claims that would otherwise be a Class 5 General Unsecured Claim that is equal to or less than $2,000 or reduced to $2,000 pursuant to the election by the holder of the Claim. These claims have deemed to be impaired by the Plan. Each holder of a Class 4 claim will receive cash in an amount equal to 25% of such claim.

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

3.       Reorganization Items

The Company provided for or incurred the following expense items during the three and nine months ended November 25, 2000, directly associated with the Chapter 11 reorganization proceedings and the resulting divestiture of its golf division (in thousands):


                                                                 Three Months Ended          Nine Months Ended
                                                                  November 25, 2000          November 25, 2000
         Professional Fees                                               (26)                 $    (417)
         Provision for retention of key employees                        (40)                      (125)
         Interest income                                                 192                        192
         Provision for occupancy and other store closing
         costs                                                           (28)                       (35)
         Net asset/liability write-offs                                    -                          -
                                                                      ------                  ---------

         Total Reorganization Expense                                 $   98                  $    (385)
                                                                      ======                  =========


4. (Loss) Earnings Per Share Data

Basic (loss) earnings per share is computed by dividing the net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents such as stock options and warrants. For the three and nine months ended November 25, 2000 no options to purchase of common stock, respectively, were included in the earnings per share calculation as their effect would have been antidilutive.

Below is a summary of the shares used in calculating basic and diluted (loss) earnings per share


                                                         Three Months Ended               Nine Months Ended
                                                    ----------------------------     ---------------------------
                                                    November 25,    November 27,     November 25,   November 27,
                                                        2000            1999             2000           1999
                                                        ----            ----             ----           ----
Weighted average number of shares of common
  stock outstanding                                 10,651,493      10,651,493       10,651,493     10,643,555

Dilutive effect of stock options                             -               -                -         48,005
                                                    ----------      ----------       ----------     ----------
Diluted weighted average shares outstanding         10,651,493      10,651,493       10,651,493     10,691,560
                                                    ==========      ==========       ==========     ==========

5. Bank Credit Facility

At November 25, 2000, the Company had approximately $68.3 million of borrowings outstanding and approximately $120,000 of letters of credit outstanding. The borrowings have been allocated $45.2 million and $23.1 million to the Company's continuing and discontinuing operations, respectively, based on the estimated amount to be repaid through golf liquidation proceeds. The bank has a security interest in substantially all assets of the Company.

Pursuant to an amendment and waiver dated as of June 9, 2000 the bank amended the credit facility with respect to the financial covenants and advance rates for future periods. The amended credit facility will bear interest at the bank's reference rate plus 0.75% (10.25 % at November 25, 2000) or LIBOR plus 2.25% (8.81% at November 25, 2000). The amended credit facility allows for borrowing up to $100 million based on a percentage of inventory (the "Advance Rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit. At November 25, 2000, the Company was not in compliance with all financial covenants.

The amended credit facility also gives the bank warrants for 200,000 shares of the Company's Class A Common Stock, exercisable at the lowest price during the 60 - day period starting June 9, 2000. The valuation of these warrants was deemed to be immaterial.

Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Company entered into a $30.0 million Senior Secured Revolving facility with the Bank of America (the "Exit Financing Facility"). The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (9.81% at November 25, 2000) or the rate plus 1.00% (10.50% at November 25, 2000). Under the Exit Financing Facility, the Company borrowing base through March 31, 2002 is up to 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002 the company's borrowing base is equal to 65% of the cost of eligible store and warehouse inventory or 85% of the OLV value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

6. Selected Information By Business Segment

The Company disposed of its golf business during 2000. As a result, the segment information below has been realigned to reflect the Company's results from continuing operations. Information as to the operations of the different business segments with respect to sales and operating income is set forth below for quarter ended and nine months ended November 25, 2000 and November 27, 1999 (in thousands):


                                                 Three Months Ended         Nine Months Ended
                                             --------------------------  ----------------------------
                                             November 25,  November 27,  November 25,    November 27,
                                                2000          1999          2000            1999
                                                ----          ----          ----            ----
Net sales
       Retail                                $  31,079      $  36,299      $ 101,798      $ 109,063

       Catalog                                   3,903          4,713         11,790         14,847
                                             ---------      ---------      ---------      ---------


                                             $  34,982      $  41,012      $ 113,589      $ 123,910
                                             ---------      ---------      ---------      ---------

(Loss) income from continuing operations
       Retail                                $    (117)     $   3,515      $  (3,511)     $   8,875

       Catalog                                    (434)         1,097           (401)         3,397

       General corporate expenses               (3,692)        (3,846)       (11,337)       (10,783)
                                             ---------      ---------      ---------      ---------
       (including income taxes)
                                             $  (4,243)     $     766      $ (15,249)     $   1,489
                                             ---------      ---------      ---------      ---------




The Company sells its products through its Woodworkers Warehouse and Post Tool retail stores and Trend-Lines catalog. These businesses have been aggregated into their respective reportable segments based on the management reporting structure. The Company operated from a distribution center in Revere, Massachusetts for its Woodworkers Warehouse operations and utilized common labor pools, common management at the corporate level and a single telemarketing sales force. The Company also operated a distribution facility in Hayward, CA relating to Post Tool. As a result, many of the expenses of the Company are shared between the business segments and are reflected as general corporate expenses.

7. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company disposed of its golf business. Pursuant to Accounting Principles Board (APB) Opinion No. 30, REPORTING RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, (APB
30) the consolidated financial statements of the Company have been presented to reflect the disposition of the golf business in accordance with APB 30. Accordingly, revenues, expenses, and cash flows of the golf division have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net assets and liabilities of the golf business have been reported as "Net assets or liabilities of discontinued operations" in the accompanying consolidated balance sheets; the net operating (losses) income of the golf business have been reported as "Net (loss) income from discontinued operations" in the accompanying consolidated statements of operations; the net (loss) income from the disposal of the golf division has been presented as "Net (loss) income on disposal"; and the net cash flows of the golf business have been reported as "Net cash used in discontinued operations" in the accompanying consolidated statements of cash flows. Net sales for the golf business were approximately $3,700 and $55,200 for the three and nine months ended November 25, 2000, respectively, and were $16,600 and $73,000 for the three and nine months ended November 25, 1999, respectively. Net assets (liabilities) of discontinued operations were as follows (in thousands):


                                                         November 25,            February 26,
                                                             2000                    2000
                                                       ------------------      ------------------
Accounts receivable, net                                         $ 5,821                 $ 5,578
Inventories                                                            -                  52,743
Prepaid expenses and other current assets                            115                   1,118
Property and equipment, net                                            -                   4,543
Other assets                                                           -                   6,574
Bank credit facility                                              23,096                  32,880
Current portion of capital lease obligation                            -                     103
Pre-petition accounts payable                                     13,620                  14,218
Post-petition accounts payable                                       217                       -
Accrued expenses                                                   3,523                     705
Deferred liabilities                                                 451                     936
Other current liabilities                                            363                     253
Capital lease obligations, net of current portion                      -                      26
                                                       ------------------      ------------------
                                                               $ (35,334)               $ 21,435
                                                       ==================      ==================


In addition, cash and cash equivalents include approximately $20 million subsequently used to repay the bank credit facility above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

On August 10, 2000, the Company disposed of its golf business. The consolidated financial statements of the Company have been presented to reflect the disposition of the golf business in accordance with APB 30. See Note 7 in the Notes to the condensed consolidated financial statements. The information presented below reflects the results of the Company's continuing operations.

Net sales for the third quarter of fiscal 2000 decreased by $6.0 million, or 14.7%, from $41.0 million for the third quarter of fiscal 1999 to $35.0 million. Net retail sales for the third quarter of fiscal 2000 decreased $5.2 million or 14.4% from $36.3 million for the third quarter of fiscal 1999 to $31.1 million. The retail sales decrease was attributable to implications from the Company's bankruptcy filing in August 2000. Catalog sales for the third quarter of fiscal 2000 decreased $0.8 million, or 17.2%, from $4.7 million for the third quarter of fiscal 1999 to $3.9 million. Catalog sales were impacted due to fewer catalogs being mailed during the period.

Net sales for the first nine months ended of fiscal 2000 decreased by $10.3 million, or 8.3%, from $123.9 million for the first nine months ended of fiscal 1999 to $113.6 million. Net retail sales for the first nine months of fiscal 2000 decreased $7.3 million or 6.7% from $109.1 million for the first nine months of fiscal 1999 to $101.8 million. The retail sales decrease was attributable to implications from the Company's bankruptcy filing in August 2000. Catalog sales for the first nine months of fiscal 2000 decreased $3.1 million, or 20.6%, from $14.8 million for the first nine months of fiscal 1999 to $11.8 million. Catalog sales were impacted due to fewer catalogs being mailed during the period.

The following table presents net sales and gross margin data of the Company for the periods indicated:


                                                          Three Months Ended                    Nine Months Ended
                                                          ------------------                    -----------------
                                                  November 25,       November 27,       November 25,        November 27,
                                                     2000               1999               2000                1999
                                                     ----               ----               ----                ----
                                                                    (In thousands, except percentage data)

Net Sales:
              Retail                               $ 31,079            $ 36,299            $101,798            $109,063

              Catalog                                 3,903               4,713              11,791              14,847
                                                   --------            --------            --------            --------

Total                                              $ 34,982            $ 41,012            $113,589            $123,910
                                                   ========            ========            ========            ========


Gross Margin                                           30.4%               32.2%               27.6%               30.9%
                                                   ========            ========            ========            ========


Following is a summary of retail store growth:


                                                               November 25, 2000    November 27, 2000
                                                               -----------------    -----------------
Stores operated at the beginning of the third quarter                 140                   148

Stores opened                                                                                 1

Stores closed                                                           1                     1

                                                               -----------------   -------------------
Stores operated at the end of the third quarter                       139                    148



Gross profit for the third quarter of fiscal 2000 decreased $2.6 million, or 19.5%, from $13.2 million for the third quarter of fiscal 1999 to $10.6 million. As a percentage of net sales, gross profit decreased 1.8% from 32.2% of net sales for the third quarter of fiscal 1999 to 30.4% of net sales in the third quarter of fiscal 2000. Aggressive promotional advertising and the change in sales mix is the primary cause for the reduction in gross margin.

Gross profit for the first nine months of fiscal 2000 decreased $7.0 million, or 18.3%, from $38.3 million for the first nine months of fiscal 1999 to $31.3 million for the first nine months of fiscal 2000. As a percentage of net sales, gross profit decreased 3.3% from 30.9% of net sales for the first nine months of fiscal 1999 to 27.6% of net sales in the first nine months of fiscal 2000.

Selling, general and administrative expenses for the third quarter of fiscal 2000 increased $3.0 million, or 28.4%, from $10.8 million for the third quarter of fiscal 1999 to $13.8 million for the third quarter of fiscal 2000. The increase in selling, general and administrative expenses is primarily related to a reduction in the cooperative advertising income in fiscal year 2000. This was due to decreased purchases after August and an increase in merchandise returns prior to August.

Selling, general and administrative expenses for the first nine months of fiscal 2000 increased $10.0 million, or 30.7%, from $32.4 million for the first nine months of fiscal 1999 to $42.4 million for the first nine months of fiscal 2000. The increase in selling, general and administrative expenses is primarily related to a reduction in the cooperative advertising income in fiscal year 2000. This was due to decreased purchases after August and an increase in merchandise returns prior to August.

Interest expense for the third quarter of fiscal 2000, decreased by $0.03 million or 2.7%, decreasing to $1.18 million from $1.21 million. The decrease in interest expense is attributable to the decrease in the amounts outstanding under the Company's existing bank credit facility.

Interest expense for the first nine months of fiscal 2000, net of interest income, increased by $0.4 million from $3.4 million in the first nine months of fiscal 1999 to $3.8 million in the first nine months of fiscal 2000.

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

The Company's working capital deficiency increased by $23.2 million, from $5.0 million as of February 26, 2000 to $28.2 million as of November 25, 2000. The increase resulted primarily from a decrease in inventories of $45.3 million which was offset by an increase in cash and cash equivalents of $24.6 million.

During the nine-month period ended November 25, 2000, the cash provided by operating activities was $15.4 million, primarily due to a decrease in inventories of $45.3 million together with a decrease in pre-petition accounts payable of $20.3 million.

The net cash provided by investing activities was approximately $ 0.6 million. The main source of cash was from the proceeds from the sale of property and equipment.

The net cash used in financing activities was approximately $16.6 million and was primarily attributable to the decrease in borrowings on the Company's bank credit facility of $19.7 million offset by borrowings from a note payable to the Company's chief executive officer of $3.5 million.

At November 25, 2000, the Company had approximately $68.3 million of borrowings outstanding and approximately $0.1 million of letters of credit outstanding. The borrowings have been allocated $45.2 million and $23.1 million to the Company's continuing and discontinuing operations, respectively. The bank has a security interest in substantially all assets of the Company. The Company continues to fund its ongoing operations in bankruptcy through the use of the bank's cash collateral (with court approval).

On June 9, 2000, prior to the Company filing for bankruptcy, pursuant to an amendment and waiver dated as of June 9, 2000 the bank amended the credit facility with respect to the financial covenants and advance rates for future periods. The amended credit facility will bear interest at the bank's reference rate plus 0.75% (10.25% at November 25, 2000) or LIBOR plus 2.25% (8.81% at November 25, 2000). The amended credit facility allows for borrowings up to $100 million based on a percentage of inventory (the "Advance Rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit. At November 25, 2000, the Company was not in compliance with their financial covenants.

The amended credit facility also gave the bank warrants for the purchase of 200,000 shares of the Company's Class A Common Stock, exercisable at the lowest price during the 60 - day period starting June 9, 2000. The valuation of these warrants was deemed to be immaterial. As of November 25, 2000, the warrants have not been exercised.

Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Company entered into a $30.0 million Senior Secured Revolving facility with the Bank of America (the "Exit Financing Facility"). The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (9.81% at November 25, 2000) or the rate plus 1.00% (10.50% at November 25, 2000). Under the Exit Financing Facility, the Company borrowing base through March 31, 2002 is up to 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002 the company's borrowing base is equal to 65% of the cost of eligible store and warehouse inventory or 85% of the OLV value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risk associated with the Company's financial instruments. The Company is exposed to market risk from changes in interest rates which may adversely affect the Company's financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments. The Company is exposed to interest rate risk primarily through its borrowings under the Exit Financing Facility (see Note 5 to the Condensed Consolidated Financial Statements).

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

Item 2.  Changes in Securities and Use of Proceeds

     On September 12, 2000 the Class A common stock of the Company was delisted from the Nasdaq National Market because the Company did not meet the listing requirements.

     In connection with the reorganization under the Plan, on the Effective Date, all common stock equity interests were extinguished and the certificates and all other documents representing such common stock equity interests were deemed cancelled and of no force or effect.

Item 3.  Defaults Upon Senior Securities

     Due to the bankruptcy filing the Company was in default under their bank credit facility as of November 25, 2000. On October 29, 2001 the Company emerged from bankruptcy and entered into the Exit Financing Facility with BankofAmerica.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
Exhibit Number
--------------
2.1 Order Confirming First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of October 17, 2001, filed as an exhibit to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001, and incorporated herein by reference.

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


                               TREND-LINES, INC.
                               Registrant
                               By: Woodworkers Warehouse, Inc., as successor to Trend-Lines, Inc.




Date: 1/14/02                  /s/ Walter S. Spokowski
                               --------------------------
                               Walter S. Spokowski
                               (Chief Executive Officer)



                               /s/ Ronald L. Franklin
                               --------------------------
                               Ronald L. Franklin
                               (Executive Vice President,
                               Chief Financial Officer)