Form 10-Q
period 2001-05-26
TREND LINES INC
filed 2002-01-14
CIK 922978

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 26, 2001 OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                        TO
                    -----------------       -----------------


Commission file number               0-24390
                         ---------------------------------

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
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes         No   \X\
                                       ------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  NUMBER OF SHARES OUTSTANDING
CLASS                                                  AS OF MAY 26, 2001
-----                                             -----------------------------
Class A Common Stock,  $.01 par value                       6,010,411
Class B Common Stock,   $.01 par value                      4,641,082

                        Trend-Lines, Inc. and Subsidiary

                                      INDEX



                                                                        Page

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         May 26, 2001 (Unaudited) and February 24, 2001                       3

         Condensed Consolidated Statements of Operations
         Three Months Ended May 26, 2001 and
         May 27, 2000 (Unaudited)                                             4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended May 26, 2001 and
         May 27, 2000 (Unaudited)                                         5 - 6

         Notes to Condensed Consolidated Financial Statements            7 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                      13 - 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16

Part II - Other Information

Item 1.  Legal Proceedings                                                   17

Item 2.  Changes in Securities and Use of Proceeds                           17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                               17 - 18


Signatures                                                                   19

                        TREND-LINES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS


                                                                                   (Unaudited)
                                                                                     May, 26    February 24,
                                                                                       2001        2001
                                                                                    ---------    ---------
CURRENT ASSETS:
       Cash and cash equivalents                                                    $  13,105    $  18,338
       Accounts receivable, net                                                         1,983        2,948
       Inventories                                                                     39,515       44,102
       Prepaid expenses and other current assets                                        1,488        1,656
                                                                                    ---------    ---------
                  Total current assets                                                 56,091       67,044

PROPERTY AND EQUIPMENT, NET                                                            11,366       12,999


OTHER ASSETS                                                                              782          904
                                                                                    ---------    ---------
                                                                                    $  68,239    $  80,947
                                                                                    =========    =========

                                   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
       Bank credit facility                                                         $  42,566    $  47,566
       Note payable to officer                                                          3,500        3,500
       Current portion of capital lease obligations                                       139          218
       Post-Petition accounts payable                                                     686        1,060
       Pre-Petition accounts payable                                                   25,186       25,090
       Net current liabilities of discontinued operations                              14,394       14,042
       Accrued expenses                                                                 5,250        5,897
       Deferred liabilities                                                             1,839        2,448
       Other current liabilities                                                        1,279        1,355
                                                                                    ---------    ---------
                  Total current liabilities                                            94,839      101,176
                                                                                    =========    =========
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                           -            -
                                                                                    ---------    ---------
STOCKHOLDERS' (DEFICIT):
       Common stock, $.01 par value -
           Class A --
                Authorized - 20,000,000 shares
                Issued  - 6,510,411 shares at May 26, 2001 and February 24, 2001           65           65

           Class B --
                Authorized - 5,000,000 shares
                    Issued and outstanding - 4,641,082 shares May 26, 2001 and
                    February 24, 2001                                                      47           47
       Additional paid-in capital                                                      41,631       41,631
       Retained deficit                                                               (65,883)     (59,512)
       Less: 500,000 Class A shares held in treasury at May 26, 2001 and February
           24, 2001, respectively                                                      (2,460)      (2,460)
                                                                                    ---------    ---------
                  Total stockholders' deficit                                         (26,600)     (20,229)
                                                                                    ---------    ---------
                                                                                    $  68,239    $  80,947
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

                        TREND-LINES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                (Unaudited)
                                                            Three Months Ended
                                                         May 26,         May 27,
                                                          2001             2000
                                                       ------------    ------------
Net sales                                              $     27,083    $     44,132
Cost of sales                                                19,000          32,129
                                                       ------------    ------------

     Gross profit                                             8,083          12,003

Selling, general and administrative expenses                 10,575          11,840
Reorganization expense                                        2,825            --
                                                       ------------    ------------

      (Loss) income from operations                          (5,317)            163


Interest expense, net                                           999           1,369
                                                       ------------    ------------

     (Loss) income before provision for income taxes
      and discontinued operations                            (6,316)         (1,206)

Provision for income taxes                                     --              --
                                                       ------------    ------------

(Loss) income from continuing operations                     (6,316)         (1,206)

(Loss) income from discontinued operations                      (55)         (2,608)

                                                       ------------    ------------

      Net (loss) income                                $     (6,371)   $     (3,814)
                                                       ============    ============

Basic net (loss) income per share
      Continuing operations                            $      (6.01)   $      (0.11)
       Discontinued operations                         $      (0.05)   $      (0.24)

                                                       ------------    ------------
Basic net (loss) income per share
                                                       $      (6.06)   $      (0.35)
                                                       ============    ============

Diluted net (loss) income per share
      Continuing operations                            $      (6.01)   $      (0.11)
      iscontinued operations                           $      (0.05)   $      (0.24)
                                                       ------------    ------------
Diluted net (loss) income per share
                                                       $      (6.06)   $      (0.35)
                                                       ============    ============

Basic weighted average shares outstanding (note 2)       10,651,493      10,651,493
                                                       ============    ============


Diluted weighted average shares outstanding (note 2)     10,651,493      10,651,493
                                                       ============    ============

            See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        (Unaudited)
                                                                                   Three Months Ended
                                                                           May 26, 2001        May 27, 2000
                                                                           ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                    $ (6,371)          $ (3,814)
  Add: loss from discontinued operations                                           55                 --
                                                                             --------           --------
 Loss from continuing operations                                               (6,316)            (3,814)

 Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities--
      Depreciation and amortization                                             1,633              2,623
      Reorganizational expenses                                                 2,825                 --
      Changes in current assets and liabilities
         Accounts receivable                                                      965                114
         Inventories                                                            4,587             23,954
         Prepaid expenses and other current assets                                168             (1,166)
         Post-petition accounts payable                                          (374)                --
         Pre-petition accounts payable                                             96            (12,152)
         Accrued expenses                                                        (647)              (127)
         Deferred liabilities                                                    (609)                --
         Other current liabilities                                                (76)                --
                                                                             --------           --------
             Net cash provided by operating activities                          2,252              9,432
             Net cash provided by discontinued operations                         297                 --
                                                                             --------           --------
             Net cash (used in) provided by operating activities
             before reorganization expense                                      2,549              9,432
      Operating cash flows from reorganization items
         Professional fees paid for services rendered in bankruptcy            (1,079)                --
         Interest income received                                                 149                 --
         Other reorganization expenses paid                                    (1,895)                --
                                                                             --------           --------
             Net cash used by reorganization items                             (2,825)                --
             Net cash (used in) provided by operating activities                 (276)             9,432

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              --               (373)
  Decrease (increase) in other assets                                             122                (12)
                                                                             --------           --------
             Net cash provided by (used in) investing activities                  122               (385)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under bank credit facilities                                    (5,000)            (9,548)
  Net payments on capital lease obligations                                       (79)              (188)
                                                                             --------           --------
             Net cash used in financing activities                             (5,079)            (9,736)


NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (5,233)              (689)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 18,338              1,054
                                                                             --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 13,105           $    365
                                                                             ========           ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for -
      Interest                                                               $  1,047           $  2,076
      Income taxes                                                           $     --           $     82

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

With respect to the unaudited condensed consolidated financial statements for the three months ended May 26, 2001, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 24, 2001. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending February 23, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the three months ended May 26, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending February 23, 2002.

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

Class 1 - Bank of America Bank Credit Facility
The Bank Credit Facility discussed in Note 5 issued to the Company by the Bank of America was a secured claim and was impaired under the Plan. On October 29, 2001 as part of the Plan, the outstanding balance under the Bank Credit Facility was paid in full in connection with the closing of a new senior secured revolving credit facility referred to as the Exit Financing Facility. See Note 5 for the terms of the Exit Financing Facility.

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

Class 5 - General Unsecured Claims
These claims are general unsecured, pre-petition trade claims, reclamation claims, lease rejection claims and any deficiency claims of BankofAmerica and the Other Secured Claims. The Company estimated the total amount of Class 5 claims to be $55,000,000. Each holder of a claim in Class 5 is scheduled to receive in full satisfaction of such allowed claims, its pro rata share, based on the principal amount of each holder's claim, of $2,000,000 on January 15, 2002 and 5,280,000 shares of new common stock on the Effective Date.

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

All amounts presented in the accompanying financial statements may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events. The Company expects to reflect the reorganization plan using fresh-start accounting in its financial statements for the interim period ending November 25, 2001.

3. Reorganization Items

The Company provided for or incurred the following expense items during the three months ended May 26, 2001, directly associated with the Chapter 11 reorganization proceedings (in thousands):

                                                        Three Months
                                                        Ended May 26,
                                                            2001
                                                        --------------
Professional Fees                                        $(1,079)
Provision for retention of key employees                    (201)
Interest income                                              149
Provision for occupancy and other store closing costs       (732)
Net asset/liability write-offs                              (943)
Misc. Expense                                                (19)
                                                         -------

Total Reorganization Expense                             $(2,825)
                                                         =======


4. (Loss) Earnings Per Share Data

Basic (loss) earnings per share is computed by dividing the net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents such as stock options and warrants. For the quarter ended May 26, 2001 no options to purchase common stock were included in the earnings per share calculation as their effect would have been antidilutive.

Below is a summary of the shares used in calculating basic and diluted (loss) earnings per share:

                                                   Three Months Ended
                                                -------------------------
                                                  May 26,         May 27,
                                                   2001            2000
                                                ----------     ----------
Weighted average number of shares of common
                stock outstanding               10,651,493     10,628,538

Dilutive effect of stock options                        --         66,939

                                                ----------     ----------
Diluted weighted average shares outstanding     10,651,493     10,695,477
                                                ==========     ==========


5.       Bank Credit Facility

At May 26, 2001, the Company had approximately $42.6 million of borrowings outstanding and approximately $120,000 of letters of credit outstanding. The bank has a security interest in substantially all assets of the Company.

Pursuant to an amendment and waiver dated as of June 9, 2000 the bank amended the credit facility with respect to the financial covenants and advance rates for future periods. The amended credit facility bore interest at the bank's reference rate plus 0.75% (7.75% at May 26, 2001) or LIBOR plus 2.25% (6.49% at May 26, 2001). The amended credit facility allowed for borrowings up to $100 million based on a percentage of inventory (the "Advance Rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit. At May 26, 2001, the Company was not in compliance with the financial covenants of the facility, and continued to use cash collateral to fund its operations (with court approval).

The amended credit facility also gave the bank warrants for the purchase of 200,000 shares of the Company's class A common stock, exercisable at the lowest price during the 60 - day period starting June 9, 2000. The valuation of these warrants was deemed to be immaterial. As of May 26, 2001, the warrants were not exercised and were canceled in connection with the Plan discussed in Note 2.

Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Company entered into a $30.0 million Senior Secured Revolving facility with the Bank of America (the "Exit Financing Facility"). The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (7.49% at May 26, 2001) or the rate plus 1.00% (7.25% at May 26, 2001). Under the Exit Financing Facility, the Company borrowing base through March 31, 2002 is up to 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002 the company's borrowing base is equal to 65% of the cost of eligible store and warehouse inventory or 85% of the OLV value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

6. Selected Information By Business Segment

As discussed in Note 1, the Company disposed of its golf business. As a result, the segment information below has been realigned to reflect the Company's results from continuing operations. Information as to the operations of the different business segments with respect to sales and operating income is set forth below for the three months ended May 26, 2001 and May 27, 2000 (in thousands):

Net sales                                      2001          2000
                                             --------      --------
         Retail                              $ 25,548      $ 39,440

         Catalog                                1,535         4,692
                                             --------      --------


                                             $ 27,083      $ 44,132
                                             --------      --------

Income (loss) from continuing operations
         Retail                              $   (840)     $    971

         Catalog                                 (416)          529

         General corporate expenses            (5,060)       (2,706)
                                             --------      --------

                                             $ (6,316)     $ (1,206)
                                             --------      --------


The Company sells its products through its Woodworker's Warehouse retail stores and its catalog. These businesses have been aggregated into their respective reportable segments based on the management reporting structure. The Company operated from a distribution center in Revere, Massachusetts for its Woodworkers Warehouse operations.

7.       DISCONTINUED OPERATIONS

As discussed in Note 1, the Company disposed of its golf business. Pursuant to Accounting Principles Board (APB) Opinion No. 30, REPORTING RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, (APB
30) the consolidated financial statements of the Company have been presented to reflect the disposition of the golf business as a discontinued operation. Accordingly, revenues, expenses, and cash flows of the golf division have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net assets and liabilities of the golf business have been reported as "Net assets or liabilities of discontinued operations" in the accompanying consolidated balance sheets; the net operating (losses) income of the golf business have been reported as "Net (loss) income from discontinued operations" in the accompanying consolidated statements of operations; the net loss from the disposal of the golf business has been presented as "Net loss on disposal"; and the net cash flows of the golf division have been reported as "Net cash provided by (used in) discontinued operations" in the accompanying consolidated statements of cash flows. Net sales for the golf business were approximately $26,000 for the three months ended May 27, 2000. There were no net sales from the golf business during the three months ended May 26, 2001. Net assets (liabilities) of discontinued operations were as follows (in thousands):

                                    May 26,    February 26,
                                       2001          2001
                                   --------      --------
Accounts receivable, net           $  1,916      $  2,607
Pre-petition accounts payable        13,620        13,620
Post-petition accounts payable           --             7
Accrued expenses                      2,238         2,571
Deferred liabilities                    452           451
                                   --------      --------
                                   $(14,394)     $(14,042)
                                   ========      ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the first quarter of fiscal 2001 decreased by $17.0 million, or 38.6%, from $44.1 million for the first quarter of fiscal 2000 to $27.1 million. Net retail sales for the first quarter of fiscal 2001 decreased $13.9 million or 35.2% from $39.4 million for the first quarter of fiscal 2000 to $25.5 million. The retail sales decrease was attributable to implications from the Company's bankruptcy filing in August 2000. Catalog sales for the first quarter of fiscal 2001 decreased $3.2 million, or 67.3%, from $4.7 million for the first quarter of fiscal 2000 to $1.5 million. Catalog sales were impacted due to fewer catalogs being mailed during the period.

The following table presents net sales and gross margin data of the Company for the periods indicated:

                                       Three Months Ended
                              --------------------------------------
                                 May 26,                May 27,
                                  2001                    2000
                                 -------                -------
                              (In thousands, except percentage data)

Net Sales:
           Retail                $25,548                $39,440

           Catalog                 1,535                  4,692
                                 -------                -------

Total                            $27,083                $44,132
                                 =======                =======

Gross Margin                        29.8%                  27.2%
                                 =======                =======



Gross profit for the first quarter of fiscal 2001 decreased $3.9 million, or 32.7%, from $12.0 million for the first quarter of fiscal 2000 to $8.1 million. As a percentage of net sales, gross profit increased 2.6% from 27.2% of net sales for the first quarter of fiscal 2000 to 29.8% of net sales in the first quarter of fiscal 2001. Aggressive promotional advertising and the change in sales mix is the primary cause for the change in gross margin.

Selling, general and administrative expenses for the first quarter of fiscal 2001 decreased $1.3 million, or 10.7%, from $11.8 million for the first quarter of fiscal 2000 to $10.6 million for the first quarter of fiscal 2001. The decrease in selling, general and administrative expenses is primarily related to cost reductions related to the reorganization of the company. Reorganization expenses resulted in a net charge of $3.0 million or 11% of net sales for the first quarter of fiscal 2001. These amounts related directly to the Chapter 11 proceedings and associated restructuring of our operations and are discussed in
Note 2 to the Condensed Consolidated Financial Statements.

Interest expense for the first quarter of fiscal 2001, net of interest income, decreased by $.5 million from $1.4 million in the first quarter of fiscal 2000 to $0.9 million in the second quarter of fiscal 2000. The decrease in interest expense is attributable to the decrease in the amount outstanding under the Company's existing bank credit facility.

Liquidity and Capital Resources
The Company's working capital deficiency increased by $4.6 million, from $34.1 million as of February 24, 2001 to $38.7 million as of May 26, 2001. The increase resulted primarily from a decrease in inventories of $4.5 million, which was offset by an increase in pre-petition and post-petition accounts payable of $17.1 million, collectively.

During the three month period ended May 26, 2001, the cash used by operating activities was $.2 million.

The net cash provided by investing activities was approximately $ 0.1 million. The main source of cash was from the decrease in other assets.

The net cash used in financing activities was approximately $5.1 million and was primarily attributable to the decrease in borrowings on the Company's bank credit facility of $5.0 million.

At May 26, 2001, the Company had approximately $42.6 million of borrowings outstanding and approximately $0.1 million of letters of credit outstanding. The bank has a security interest in substantially all assets of the Company. The company was continuing to use the bank's cash collateral to fund its operations while in bankruptcy.

On June 9, 2000, prior to the Company filing for bankruptcy, pursuant to an amendment and waiver dated as of June 9, 2000 the bank amended the credit facility with respect to the financial covenants and advance rates for future periods. The amended credit facility will bear interest at the bank's reference rate plus 0.75% (7.00 % at May 26, 2001) or LIBOR plus 2.25% (6.49% at May 26,
2001). The amended credit facility allows for borrowings up to $100 million based on a percentage of inventory (the "Advance Rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit. At May 26, 2001, the Company was not in compliance with their financial covenants.

The amended credit facility also gave the bank warrants for the purchase of 200,000 shares of the Company's Class A Common Stock, exercisable at the lowest price during the 60 - day period starting June 9, 2000. The valuation of these warrants was deemed to be immaterial. As of May 26, 2001, the warrants have not been exercised.

Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Company entered into a $30.0 million Senior Secured Revolving facility with the Bank of America (the "Exit Financing Facility"). The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (7.49% at May 26, 2001) or the rate plus 1.00% (7.25% at May 26, 2001). Under the Exit Financing Facility, the Company borrowing base through March 31, 2002 is up to 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002 the company's borrowing base is equal to 65% of the cost of eligible store and warehouse inventory or 85% of the OLV value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

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

Item 3.  Defaults Upon Senior Securities

     Due to the bankruptcy filing the Company was in default under their bank credit facility as of May 26, 2001. On October 29, 2001 the Company emerged from bankruptcy and entered into the Exit Financing Facility with BankofAmerica.


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


                                      TREND-LINES, INC.
                                      Registrant
                                      By: Woodworkers Warehouse, Inc.,
                                          as successor to Trend-Lines, Inc.





Date: 1/14/02                         /s/ Walter S. Spokowski
                                      ------------------------------------------
                                      Walter S. Spokowski
                                      (Chief Executive Officer)


                                      /s/ Ronald L. Franklin
                                      ------------------------------------------
                                      Ronald L. Franklin
                                      (Executive Vice President,
                                       Chief Financial Officer)