Form 10-Q
period 2001-08-24
TREND LINES INC
filed 2002-01-14
CIK 922978

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


Commission file number   0-24390

                               TREND - LINES, INC.

             (Exact name of registrant as specified in its charter)


         Massachusetts                                      04-2722797
  ----------------------------                            ----------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


126 Oxford Street, Lynn, Massachusetts                          01901
---------------------------------------                      ----------
(Address of principal executive office)                      (Zip Code)


                                (781) 853 - 0900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 NUMBER OF SHARES OUTSTANDING
              CLASS                                  AS OF AUGUST 24, 2001
              -----                                  ---------------------
Class A Common Stock, $.01 par value                        6,010,411

Class B Common Stock, $.01 par value                        4,641,082

                        TREND-LINES, INC. AND SUBSIDIARY

                                      INDEX



                                                                            Page
                                                                            ----

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         August 25, 2001 (Unaudited) and February 24, 2001                   3

         Condensed Consolidated Statements of Operations
         Three Months Ended August 25, 2001 and
         August 26, 2000 (Unaudited)
         Six Months Ended August 25, 2001 and
         August 26, 2000 (Unaudited)                                         4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended August 25, 2001 and
         August 26, 2000 (Unaudited)                                       5 - 6

         Notes to Condensed Consolidated Financial Statements             7 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                       13 - 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         17

Part II - Other Information

Item 1.  Legal Proceedings                                                  18

Item 2.  Changes in Securities and Use of Proceeds                          18

Item 3.  Defaults Upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                18 - 19


Signatures                                                                  20

                        TREND-LINES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS

                                                                                  (Unaudited)
                                                                                   August, 25  February 24,
                                                                                      2001         2001
                                                                                    ---------    ---------
CURRENT ASSETS:
       Cash and cash equivalents                                                    $  15,769    $  18,338
       Accounts receivable, net                                                         5,721        2,948
       Inventories                                                                     33,704       44,102
       Prepaid expenses and other current assets                                        1,292        1,656
                                                                                    ---------    ---------
                  Total current assets                                                 56,486       67,044

PROPERTY AND EQUIPMENT, NET                                                            10,676       12,999

OTHER ASSETS                                                                            1,082          904
                                                                                    ---------    ---------
                                                                                    $  68,244    $  80,947
                                                                                    =========    =========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
       Bank credit facility                                                         $  42,629    $  47,566
       Note payable to officer                                                          3,500        3,500
       Current portion of capital lease obligations                                        --          218
       Post-Petition accounts payable                                                     400        1,060
       Pre-Petition accounts payable                                                   25,212       25,090
       Net current liabilities of discontinued operations                              14,399       14,042
       Accrued expenses                                                                 5,490        5,897

       Deferred liabilities                                                             1,579        2,448

       Other current liabilities                                                        1,253        1,355
                                                                                    ---------    ---------
                  Total current liabilities                                            94,462      101,176
                                                                                    ---------    ---------

STOCKHOLDERS' DEFICIT:
       Common stock, $.01 par value -
           Class A --
                Authorized - 20,000,000 shares
                Issued - 6,510,411 shares at August 25, 2001 and February 24, 2001         65           65
           Class B --
                Authorized - 5,000,000 shares
                    Issued and outstanding - 4,641,082 shares at August 25, 2001
                    and February 24, 2001                                                  47           47
       Additional paid-in capital                                                      41,631       41,631
       Retained deficit                                                               (65,501)
                                                                                                   (59,512)
       Less: 500,000 Class A shares held in treasury August 25, 2001 and February
           24, 2001, at cost                                                           (2,460)      (2,460)
                                                                                    ---------    ---------
                  Total stockholders' deficit                                         (26,218)     (20,229)
                                                                                    ---------    ---------
                                                                                    $  68,244    $  80,947
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

                        TREND-LINES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                        (Unaudited)
                                                                      Three Months Ended               Six Months Ended
                                                                   August 25,     August 26,      August 25,      August 26,
                                                                      2001          2000            2001             2000
Net sales                                                        $     23,126    $     34,475    $     50,209    $     78,607
                                                                 ------------    ------------    ------------    ------------
Cost of sales                                                          16,193          25,820          35,193          57,949

  Gross profit                                                          6,933           8,655          15,016          20,658

Selling, general and administrative expenses                            8,598          16,767          19,173          28,607
Reorganization (income) expense                                        (3,064)            483            (239)            483
                                                                 ------------    ------------    ------------    ------------

  Income (loss) from operations                                         1,399          (8,595)         (3,918)         (8,432)

Interest expense, net                                                     848           1,205           1,847           2,574
  Income (loss) before provision for income taxes
   and discontinued operations                                            551          (9,800)         (5,765)        (11,006)

Provision for income taxes                                                 --              --              --              --
                                                                 ------------    ------------    ------------    ------------

Income (loss) from continuing operations                                  551          (9,800)         (5,765)        (11,006)

Discontinued Operations:
Loss from discontinued operations                                          --          (5,789)             --          (8,397)
Loss on disposal                                                         (169)        (22,087)           (224)        (22,087)
                                                                 ------------    ------------    ------------    ------------
  Loss from discontinued operations                                      (169)        (27,876)           (224)        (30,848)

  Net income (loss)                                              $        382    $    (37,676)   $     (5,989)   $    (41,490)
                                                                 ============    ============    ============    ============

Basic and diluted net (loss) income per share
  Continuing operations                                          $       0.05    $      (0.92)   $      (0.54)   $      (1.03)
                                                                 ============    ============    ============    ============
  Discontinuing operations                                       $      (0.02)   $      (2.62)   $      (0.02)   $      (2.86)
                                                                 ============    ============    ============    ============
Basic and diluted net income (loss) per share                    $       0.03    $      (3.54)   $      (0.56)   $      (3.89)
                                                                 ============    ============    ============    ============
Basic and Diluted weighted average shares outstanding (note 2)     10,651,493      10,651,493      10,651,493      10,651,493
                                                                 ============    ============    ============    ============


           See notes to condensed consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  (Unaudited)
                                                                                               Six Months Ended
                                                                                          August 26,        August 26,
                                                                                             2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $     (5,989)    $    (41,490)
  Add: loss from discontinued operations                                                          224            8,397
       loss on disposal of discontinued operations                                                 --           22,087
                                                                                         ------------     ------------
  Loss from continuing operations                                                              (5,765)         (11,006)

  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities--
     Depreciation and amortization                                                              2,323              391
     Reorganizational expenses                                                                   (239)             483
     Changes in current assets and liabilities
           Accounts receivable                                                                 (2,773)           1,758
           Inventories                                                                         10,398           38,563
           Prepaid expenses and other current assets                                              364           (1,661)
           Post-petition accounts payable                                                        (660)           1,714
           Pre-petition accounts payable                                                          122          (18,785)
           Accrued expenses                                                                      (407)             163
           Deferred liabilities                                                                  (869)             768
           Other current liabilities                                                             (102)             495
                                                                                         ------------     ------------
               Net cash (used by) provided by operating activities                               (433)          12,883
               Net cash provided by discontinued operations                                       133            6,598
                                                                                         ------------     ------------
               Net cash provided by operating activities                                         (300)          19,481

     Operating cash flows from reorganizational expenses
           Professional fees provided by (paid for) bankruptcy- related activities             (2,303)            (392)
           Interest income received                                                               283              (91)
           Lease asset sale proceeds                                                            4,500               --
           Other reorganization expenses paid                                                  (2,241)              --
                                                                                         ------------     ------------
               Net cash provided by (used in) reorganizational expenses                           239             (483)
               Net cash provided by operating activities                                        2,764           18,998

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                                     --              771
  Purchase of property and equipment                                                               --               --
  Increase in other assets                                                                       (178)            (127)
                                                                                         ------------     ------------
               Net cash (used in) provided by investing activities                               (178)             644

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under bank credit facilities                                                    (4,937)         (19,766)
  Net payments on capital lease obligations                                                      (218)            (245)
  Proceeds from note payable to officer                                                            --            3,500
                                                                                         ------------     ------------
               Net cash used in financing activities                                           (5,155)         (16,511)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (2,569)           3,131

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 18,338            1,054
                                                                                         ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $     15,769     $      4,185
                                                                                         ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for -
     Interest                                                                            $        870     $      2,088
     Income taxes                                                                        $                          --

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

With respect to the unaudited condensed consolidated financial statements for the three and six months ended August 25, 2001, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

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

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of Trend-Lines, Inc. (the "Company") for the interim periods presented. The operating results for the three and six months ended August 25, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending February 23, 2002.

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

Class 4 - Convenience Claims
These claims consist of claims that would otherwise be a Class 5 General Unsecured Claim that is equal to or less than $2,000 or reduced to $2,000 pursuant to the election by the holder of the Claim. These claims have deemed to be impaired by the Plan. Each holder of a Class 5 claim will receive cash in an amount equal to 25% of such claim.

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

3. Reorganization Items

The Company provided for or incurred the following income (expense) items during the three and six months ended August 25, 2001, directly associated with the Chapter 11 reorganization proceedings (in thousands):

                                                    Three months ended   Six months ended August
                                                      August 26, 2001        August 26, 2001
Professional fees                                          $(1,224)               $(2,303)
Provision for retention of key employees                      (147)                  (348)
Interest income                                                134                    283
Provision for occupancy and other store closing
costs                                                           81                   (651)
Lease asset sale proceeds                                    4,500                  4,500
Net asset/liability write-offs                                (280)                (1,223)
Miscellaneous expense                                           --                    (19)
                                                           -------                -------
Net reorganization income                                  $ 3,064                $   239
                                                           =======                =======

4. (Loss) Earnings Per Share Data

Basic (loss) earnings per share is computed by dividing the net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents such as stock options and warrants. For the quarter ended August 25, 2001 no options to purchase common stock were included in the earnings per share calculation as their effect would have been antidilutive.

Below is a summary of the shares used in calculating basic and diluted (loss) earnings per share



                                                 Three Months Ended         Six Months Ended
                                              -----------------------   ------------------------
                                              August 25,   August 26,   August 25,  August 26,
                                                 2001        2000          2001        2000
                                              ----------   ----------   ----------   ----------
Weighted average number of shares of common
 stock outstanding                            10,651,144   10,628,538   10,651,144   10,639,586

Dilutive effect of stock options                      --       66,939           --       68,303

                                              ----------   ----------   ----------   ----------
Diluted weighted average shares outstanding   10,651,144   10,695,477   10,651,144   10,707,889
                                              ==========   ==========   ==========   ==========

5. Bank Credit Facility

At August 25, 2001 the Company had approximately $42.6 million of borrowings outstanding and approximately $120,000 of letters of credit outstanding. The Company continued to utilize the bank's cash collateral to fund operations in bankruptcy. The bank has a security interest in substantially all assets of the Company. At August 25, 2001, the Company was not in compliance with the financial covenants of the facility, and continued to use cash collateral to fun its operations (with court approval).

Pursuant to an amendment and waiver dated as of June 9, 2000 the bank amended the credit facility with respect to the financial covenants and advance rates for future periods. The amended credit facility bore interest at the bank's reference rate plus 0.75% (7.25% at August 25, 2001) or LIBOR plus 2.25% (8.01% at August 25, 2001). The amended credit facility allowed for borrowings up to $100 million based on a percentage of inventory (the "Advance Rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit.

The amended credit facility also gave the bank warrants for the purchase of 200,000 shares of the Company's Class A Common Stock, exercisable at the lowest price during the 60 - day period starting June 9, 2000. The valuation of these warrants was deemed to be immaterial. As of August 25, 2001, the warrants were not exercised and were canceled in connection with the Plan discussed in Note 2.

Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Company entered into a $30.0 million Senior Secured Revolving facility with the Bank of America (the "Exit Financing Facility"). The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (9.01% at August 24, 2001) or the rate plus 1.00% (7.50% at August 24, 2001). Under the Exit Financing Facility, the Company borrowing base through March 31, 2002 is up to 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002 the company's borrowing base is equal to 65% of the cost of eligible store and warehouse inventory or 85% of the OLV value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

6. Selected Information By Business Segment

The Company disposed of its golf business on August 10, 2000. As a result, the segment information below has been realigned to reflect the Company's results from continuing operations. Information as to the operations of the different business segments with respect to sales and operating income is set forth below for quarter ended and six months ended August 25, 2001 and August 26, 2000 (in thousands):

                                           Three Months Ended      Six Months Ended
                                           ------------------      ----------------
                                          August 25,  August 26,  August 25,  August 26,
                                             2001        2000        2001        2000
                                             ----        ----        ----        ----
Net sales
  Retail                                   $ 21,801    $ 31,275    $ 47,349    $ 70,714
  Catalog                                     1,325       3,200       2,860       7,893
                                           --------    --------    --------    --------
                                           $ 23,126    $ 34,475    $ 50,209    $ 78,607
                                           ========    ========    ========    ========

Income (loss) from continuing operations
  Retail                                   $   (421)   $ (4,365)   $ (1,207)   $ (3,394)
  Catalog                                       336        (446)        752         133
  General corporate expenses               $    636      (4,989)     (5,310)     (7,745)
                                           --------    --------    --------    --------
                                           $    551    $ (9,800)   $ (5,765)   $(11,006)
                                           ========    ========    ========    ========

The Company sells its products through its Woodworker's Warehouse retail stores and its catalog. These businesses have been aggregated into their respective reportable segments based on the management reporting structure.

7. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company disposed of its golf business. Pursuant to Accounting Principles Board (APB) Opinion No. 30, REPORTING RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, (APB
30) the consolidated financial statements of the Company have been presented to reflect the disposition of the golf business as a discontinued operation. Accordingly, revenues, expenses, and cash flows of the golf division have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net assets and liabilities of the golf business have been reported as "Net assets or liabilities of discontinued operations" in the accompanying consolidated balance sheets; the net operating (losses) income of the golf business have been reported as "Net (loss) income from discontinued operations" in the accompanying consolidated statements of operations; the net loss from the disposal of the golf business has been presented as "Net loss on disposal"; and the net cash flows of the golf division have been reported as "Net cash provided by (used in) discontinued operations" in the accompanying consolidated statements of cash flows. Net sales for the golf business were approximately $25,500 and $51,400 for the three and six month periods ended August 26, 2000. There were no net sales from the golf business during the three and six month periods ended August 25, 2001. Net assets (liabilities) of discontinued operations were as follows (in thousands):

                                                     August 25,     February 24,
                                                       2001             2001
                                                     --------         --------
Accounts receivable, net                             $  1,802         $  2,607
Pre-petition accounts payable                          13,620           13,620
Post-petition accounts payable                             --                7
Accrued expenses                                        2,129            2,571
Deferred liabilities                                      452              451
                                                     --------         --------
                                                     $(14,399)        $(14,042)
                                                     ========         ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the second quarter of fiscal 2001 decreased by $11.3 million, or 32.9%, from $34.5 million for the second quarter of fiscal 2000 to $23.1 million. Net retail sales for the second quarter of fiscal 2001 decreased $9.4 million or 30.3% from $31.2 million for the second quarter of fiscal 2000 to $21.8 million. The retail sales decrease was attributable to implications from the Company's bankruptcy filing in August 2000. Catalog sales for the second quarter of fiscal 2001 decreased $1.9 million, or 58.6%, from $3.2 million for the second quarter of fiscal 2000 to $1.3 million. Catalog sales were impacted due to fewer catalogs being mailed during the period.

Net sales for the six months of fiscal 2001 decreased by $28.4 million, or 36.1%, from $78.6 million for the first six months of fiscal 2000 to $50.2 million. Net retail sales for the first six months of fiscal 2001 decreased $23.4 million or 33.1%% from $70.7 million for the first six months of fiscal 2000 to $47.3 million. The retail sales decrease was attributable to implications from the Company's bankruptcy filing in August 2000. Catalog sales for the first six months of fiscal 2001 decreased $5.0 million, or 63.8%, from $7.9 million for the first six months of fiscal 2000 to $2.9 million. Catalog sales were impacted due to fewer catalogs being mailed during the period.

The following table presents net sales and gross margin data of the Company for the periods indicated:

                              Three Months Ended           Six Months Ended

                            August 25,    August 26,    August 25,    August 26,
                              2001          2000          2001           2000
                             -------       -------       -------       -------
                                   (In thousands, except percentage data)
Net Sales:
    Retail                   $21,801       $31,275       $47,349       $70,714
    Catalog                    1,325         3,200         2,860         7,893
                             -------       -------       -------       -------
Total                        $23,126       $34,475       $50,209       $78,607
                             -------       -------       -------       -------
Gross Margin                    30.0%         25.1%         29.9%         26.3%
                             =======       =======       =======       =======


Gross profit for the second quarter of fiscal 2001 decreased $1.8 million, or 20.0%, from $8.7 million for the second quarter of fiscal 2000 to $6.9 million. As a percentage of net sales, gross profit increased 4.9% from 25.1% of net sales for the second quarter of fiscal 2000 to 30.0% of net sales in the second quarter of fiscal 2001. Aggressive promotional advertising and the change in sales mix is the primary cause for the change in gross margin.

Gross profit for the first six months of fiscal 2001 decreased $5.7 million, or 27.3%, from $20.7 million for the first six months of fiscal 2000 to $15.0 million for the first six months of fiscal 2001. As a percentage of net sales, gross profit increased 3.7% from 26.3% of net sales for the first six months of fiscal 2000 to 30.0% of net sales in the first six months of fiscal 2001.

Selling, general and administrative expenses for the second quarter of fiscal 2001 decreased $8.2 million, or 48.7%, from $16.8 million for the second quarter of fiscal 2000 to $8.6 million for the second quarter of fiscal 2001. The decrease in selling, general and administrative expenses is primarily related cost reductions resulting from the Company's reorganization.

Selling, general and administrative expenses for the first six months of fiscal 2001 decreased $9.4 million, or 33.0%, from $28.6 million for the first six months of fiscal 2000 to $19.2 million for the first six months of fiscal 2001. The decrease in selling, general and administrative expenses is primarily related cost reductions resulting from the Company's reorganization.

Reorganization expenses for the first six months of fiscal 2001 decreased $0.7 million from $0.5 million for the first six months of fiscal 2000 to $(0.2) million for the first six months of fiscal 2001. These amounts related directly to the Chapter 11 proceedings and associated restructuring of our operations and are discussed in Note 2 to the Condensed Consolidated Financial Statements.

Interest expense for the second quarter of fiscal 2001, net of interest income, decreased by $0.4 million from $1.2 million in the second quarter of fiscal 2000 to $0.8 million in the second quarter of fiscal 2001. The decrease in interest expense is attributable to the increase in the amount outstanding under the Company's existing bank credit facility.

Interest expense for the first six months of fiscal 2001, net of interest income, decreased by $1.2 million from $2.6 million in the first six months of fiscal 2000 to $1.8 million in the first six months of fiscal 2001. The decrease in interest expense is attributable to the increase in the amount outstanding under the Company's existing bank credit facility.


Liquidity and Capital Resources

The Company's working capital deficiency increased by $3.9 million, from $34.1 million as of February 24, 2001 to $38.0 million as of August 25, 2001. The increase resulted primarily from a decrease in inventories of $10.4 million which was offset by an increase in accounts receivable of $2.8 million and a decrease in the bank credit facility of $4.9 million.

During the six month period ended August 25, 2001, the cash provided by operating activities was $2.7 million, primarily due to a proceeds received from the sale of leased assets of $4.5 million.

The net cash used in investing activities was approximately $0.2 million. The use of cash was an increase in other assets.

The net cash used in financing activities was approximately $5.2 million and was primarily attributable to the decrease in borrowings on the Company's bank credit facility of $4.9 million.

At August 25, 2001, the Company had approximately $42.6 million of borrowings outstanding and approximately $0.1 million of letters of credit outstanding. The bank has a security interest in substantially all assets of the Company. At August 25, 2001, the Company was not in compliance with their financial covenants and continued to utilize the bank's cash collateral to fund its operations while in bankruptcy.

On June 9, 2000, prior to the Company filing for bankruptcy, pursuant to an amendment and waiver dated as of June 9, 2000 the bank amended the credit facility with respect to the financial covenants and advance rates for future periods. The amended credit facility will bear interest at the bank's reference rate plus 0.75% (7.25% at August 25, 2001) or LIBOR plus 2.25% (8.01% at August 25, 2001). The amended credit facility allows for borrowings up to $100 million based on a percentage of inventory (the "Advance Rate"). Borrowings include 50% of the amount reserved for outstanding letters of credit.

Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Company entered into a $30.0 million Senior Secured Revolving facility with the Bank of America (the "Exit Financing Facility"). The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (9.01% at August 24, 2001) or the rate plus 1.00% (7.50% at August 24, 2001). Under the Exit Financing Facility, the Company borrowing base through March 31, 2002 is up to 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002 the company's borrowing base is equal to 65% of the cost of eligible store and warehouse inventory or 85% of the OLV value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

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

Item 3. Defaults Upon Senior Securities

         Due to the bankruptcy filing the Company was in default under their bank credit facility as of August 24, 2001. On October 29, 2001 the Company emerged from bankruptcy and entered into the Exit Financing Facility with BankofAmerica.

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


                                           TREND-LINES, INC.
                                           Registrant
                                           By: Woodworkers Warehouse, Inc., as
                                               successor to Trend-Lines, Inc.


Date: 1/14/02                              /s/ Walter S. Spokowski
                                           -------------------------------------
                                           Walter S. Spokowski
                                           (Chief Executive Officer)


                                           /s/ Ronald L. Franklin
                                           -------------------------------------
                                           Ronald L. Franklin
                                           (Executive Vice President,
                                           Chief Financial Officer)