Form 10-K405
period 2001-02-24
TREND LINES INC
filed 2002-03-11
CIK 922978

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For fiscal year ended: February 24, 2001

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to ____________.

      Commission File Number:  0-24390
                               -------

                                Trend-Lines, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


     Massachusetts                                       04-2722797
     ----------------------------                        -------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)


     126 Oxford Street, Lynn, Massachusetts              01901
     --------------------------------------              -----
     (Address of Principal Executive Offices)            (Zip Code)

                                 (781) 853-0900
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


      Securities registered pursuant to Section 12(b) of the Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No __X_

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _X_

The aggregate market value of the registrant's Class A Common Stock, $.01 par value, held by non-affiliates of the registrant as of February 24, 2001 was $116,610 based on a price of $0.02 per share quoted by a dealer in the over-the-counter market. The Company's Class A Common Stock was delisted from the Nasdaq National Market on September 12, 2000 and subsequently all of the Company's shares were cancelled pursuant to a bankruptcy proceeding. See Item 1 below. As of February 24, 2001, 6,010,411 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, and 4,641,082 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

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

         Trend-Lines, Inc. (the "Company") is a specialty retailer of power and hand tools and accessories. The Company was incorporated in Massachusetts in 1981, and in 1983 the Company began mailing its Trend-Lines catalog and opened a Woodworkers Warehouse outlet store in its distribution center. The principal executive offices of the Company are located at 126 Oxford Street, Lynn, Massachusetts, 01901 and its telephone number is (781) 853-0900.

         The Company opened its first Woodworkers Warehouse retail store in 1986 and at February 24, 2001, operated 112 Woodworkers Warehouse stores. In January 1995, the Company further expanded its tool retail operations by acquiring 17 Post Tool stores and a distribution center for those stores and at February 24, 2001, operated 19 Post Tool stores. The Company purchased the Golf Day name and mailing list in 1989, mailed its first Golf Day catalog in 1990 and opened a Golf Day outlet store in its distribution center in January 1991. In January 1998, the Company further expanded its golf retail operations by acquiring 13 Nevada Bob's franchised stores located in New England, which were immediately converted to Golf Day stores. On June 10, 2000, the Company announced its plan to divest itself of its golf businesses and concentrate on its larger and profitable tool business. The Company disposed of its Golf Day retail stores, Golf Day mail order catalog and GolfDay.com web site during the third and fourth quarters of fiscal year 2000. At February 24, 2001, the Company did not operate any Golf Day stores. All of the Company's Woodworkers Warehouse retail stores are located in the Northeast, and Mid-Atlantic regions. As used herein, the term Company refers to Trend-Lines, Inc. and its wholly owned subsidiary, Post-Tool Inc. ("Post Tool").

         The Company filed petitions (the "Filing") in the United States Bankruptcy Court for the District of Massachusetts (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on August 11, 2000 (the "Petition Date"). The First Amended Joint Reorganization Plan of Trend-Lines Inc. and the Official Committee of Unsecured Creditors, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (the "Plan") was confirmed by the Bankruptcy Court on October 17, 2001 and the Company emerged from Bankruptcy on October 29, 2001. Pursuant to the Plan, on October 29, 2001 (the "Effective Date"), Trend-Lines, Inc. merged with and into its wholly owned subsidiary Woodworkers Warehouse, Inc. and Woodworkers Warehouse, Inc. became the surviving corporation. In connection with the reorganization under the Plan, on the Effective Date, all of the Company's shares were cancelled. A summary of the Chapter 11 reorganization process is discussed below.

Summary of Reorganization

The following summarizes various significant events in the reorganization process:

Golf Day Liquidation

         Due to the poor performance of the Golf Day stores, the Company reviewed and analyzed the performance of, and future prospects for, the Golf Day operations to determine their part in ongoing operations. The Company's review indicated that the Woodworkers Warehouse division could operate profitably as a stand-alone business. The Company determined that the Golf Day operations should be divested, either through a going concern sale or by way of liquidation. During fiscal year 2000, the Company attempted to restructure its operations and debt. Among other things, the Company held extensive negotiations with certain of its largest trade creditors and with a group of management personnel who were interested in purchasing a portion of the Golf Day assets as a going concern. On or about June 2000, the Company prepared a solicitation package with respect to the Golf Day operations while exploring available alternatives for its financial reorganization. While it continued to operate and evaluate its ability to propose a stand-alone reorganization, the Company simultaneously assessed the prospects of a sale of all or substantially all of the Golf Day division. The Company mailed a solicitation package to a number of parties who had previously expressed an interest in the Golf Day operations or who it believed might be interested in acquiring some or all of these assets. None of the contacted parties made an acceptable offer to purchase the Golf Day operations.

The Company, with the assistance of Hilco Trading Resources LLC (Hilco), completed the liquidation of the Golf Day inventory and selected furniture, fixtures and equipment by January 31, 2001. The sale generated $21,100,000. From these proceeds, the Company paid $20,773,000 to BankofAmerica. The Company incurred substantial costs and expenses in an amount exceeding $1,500,000 as a result of the liquidation sale. These costs and expenses were not reimbursed by Hilco.

The sale of the Golf Day leases and the landlord's payments for the termination of certain leases ultimately generated approximately $285,000.

Key Employee Retention Program

In response to concerns regarding the departure of its key employees, in September 2000, the Company filed a motion to establish a so-called "Key Employee Retention Program" ("KERP"). After amendment, the KERP was approved by the Bankruptcy Court in October 2000. Pursuant to the KERP, Executive Employees and Middle Management Employees of the Company were to be paid 50% and 25%, respectively, of their annual salary in effect at the time that the payment becomes due, in a lump sum, less applicable withholding taxes, at the earlier of: (i) one year from the Petition Date; (ii) confirmation of a Plan of Reorganization; or (iii) dismissal of the employee, other than for cause. During 2000, Trend-Lines made payments equal to $509,000 related to the KERP.

Employment of Investment Banker

During the Chapter 11 proceedings, Trend-Lines and the Committee explored the option of marketing the Woodworkers Warehouse operations as a going concern. Trend-Lines interviewed several firms to serve as an investment banker for this purpose, and on January 5, 2001, the Bankruptcy Court approved the application to employ the firm of Conway Del Genio Gries & Co., LLC ("Conway") of New York, New York. Conway assisted Trend-Lines in putting together a financial package to be sent to interested parties. Several of the parties who were sent financial packages met with Conway and representatives of Trend-Lines. Conway's efforts did not result in an acceptable offer to purchase or invest in Trend-Lines.

Disposition of Post Tool

Post Tool also solicited offers for its assets as a going concern over a period of several months, and received only one offer for a portion of its ongoing operations. In response to a decline in sales, Post Tool pursued two opportunities. First, on February 27, 2001, Post Tool obtained Bankruptcy Court authority to reject its leases for thirteen (13) remaining Post Tool retail stores and the PT Distribution Center and to consolidate the tool inventory in those stores and in the PT Distribution Center into Trend-Lines' Woodworkers Warehouse operations.

Second, Post Tool obtained Bankruptcy Court authority on April 19, 2001 to sell to Western Supply Co. ("Western") its leasehold rights and furniture, fixtures and equipment and inventory with respect to seven (7) of its stores, and all of the automotive inventory located at the PT Distribution Center. The total purchase price for these assets was to be approximately $1,350,000.


Substantive Consolidation of Trend-Lines and Post Tool

On February 27, 2001, the Company obtained Bankruptcy Court authority to substantively consolidate the Chapter 11 cases of Trend-Lines and Post Tool such that Trend-Lines became the remaining consolidated entity. The request to substantively consolidate the two Chapter 11 cases was based on: (i) a blurring of the two corporations structure and management such that the two could be considered a single entity; (ii) a substantial interrelationship or intermingling of the corporations' assets; (iii) numerous common creditors; and
(iv) a reliance by the Post Tool creditors on the credit of Trend-Lines when shipping to Post Tool.

Payments to the BankofAmerica

From the Petition Date through September 2001, Trend-Lines paid BankofAmerica in excess of $31,000,000, which sum is comprised of the following:

         (i) $20,773,000 from the proceeds generated from the liquidation of the Golf Day inventory (the "Golf Day Payment")

         (ii)     $5,836,300 in interim payments (the "Interim Payments") and

         (iii) $5,000,000 as an additional payment from cash on hand on April 2, 2001 (the "April Payment").

Trend-Lines projected that it would pay BankofAmerica an additional amount of approximately $8,000,000 (the "Additional Payments") through the Effective Date of the Plan.

Use of BankofAmerica's Cash Collateral

From the Petition Date through September 2001, Trend-Lines successfully obtained Bankruptcy Court authority for the use of BankofAmerica's cash collateral (the "Cash Collateral"). The use of the Cash Collateral during the course of this case has enabled Trend-Lines to pay employees and post-petition obligations, purchase inventory and supplies, maintain the continuity of its operations and, preserve its assets, and has provided Trend-Lines with an opportunity to reorganize.

Sale of Revere Lease

On June 7, 2001, the Bankruptcy Court approved Trend-Line's agreement with DSF Revere LLC ("DSF") for the assumption and assignment (the "Assumption and Assignment Agreement") of the lease of the former principal executive offices and distribution center in Revere, Massachusetts (the "Revere Lease") for the sum of $4,500,000. The Assumption and Assignment Agreement closed on June 29, 2001 and the initial $1,000,000 due to Trend-Lines has been paid. The remaining balance of $3,500,000 was paid to Trend-Lines upon its timely vacation of the Revere Premises.

Trend-Lines' New Warehouse and Headquarters Facilities

Simultaneously with the approval of the sale of the Revere Lease, Trend-Lines obtained Bankruptcy Court approval to enter into two non-residential real estate leases for a new warehouse and distribution center and corporate headquarters. Trend-Lines entered into a lease (the "Amesbury Lease") with RRAB Limited Partnership ("RRAB") for a location in Amesbury, Massachusetts which it will utilize as its warehouse and distribution center. Trend-Lines also entered into a lease (the "Lynn Lease") with Oasis Development ("Oasis") for a location in Lynn, Massachusetts to serve as its relocated corporate headquarters.

Under the terms of the Amesbury Lease and the Lynn Lease, Trend-Lines' base rent for its headquarters and distribution center will be reduced by approximately $50,000 per month as compared to the Revere Lease, which represents an annual savings of approximately $500,000. Under the terms of the Amesbury Lease and the Lynn Lease, during the pendency of the Trend-Lines' Chapter 11 case until the Effective Date of the Plan of reorganization, each landlord's sole remedy upon a default of Trend-Lines shall be limited to, and satisfied by, the application of the security deposits to the landlords' actual damages. The security deposit paid pursuant to the Amesbury Lease was $323,333, and the security deposit paid pursuant to the Lynn Lease was $84,852.

Marketing of the Seabrook Property

Trend-Lines currently owns real property located at 1 Batchelder Road, Seabrook, New Hampshire (the "Seabrook Property"). The Seabrook Property consists of a 9070 square feet building. A portion of the premises was formerly utilized as a Golf Day store. Approximately 5,000 square feet of the premises continues to be utilized as a Woodworkers Warehouse store. Trend-Lines had the Seabrook Property on the market for approximately six (6) months listed at $1,100,000 and has recently reduced the asking price to $895,000. BankofAmerica has a mortgage on the Seabrook Property as a security for amounts due to it under the Loan Facility.

Preference Claims

In connection with the reorganization, the Company also released and waived all actions of the debtor under Section 547 of the Bankruptcy Code (the "Preference Actions") due to various factors as summarized for the court.

Chapter 11 Operations and Restructuring

Trend-Lines has utilized the Chapter 11 reorganization to refocus and restructure its business around its Woodworkers Warehouse operations. In the post-petition period, Trend-Lines has successfully divested its Golf Day and Post Tool operations. This restructuring has necessarily involved and continues to require a streamlining of operations including reductions in overhead expenses and excess capacity.

Operational Matters

Since the Petition Date, Trend-Lines has taken steps to aggressively restructure and streamline operations in order to return to profitability. Further, through the planed divestiture of non-contributing divisions, stores, and personnel, Trend-Lines has focused itself on its core business and has simplified its corporate structure allowing Trend-Lines to better manage its operations and to utilize its working capital more efficiently.

Summary of Reorganization Plan

On September 7, 2001, the Company filed its plan of reorganization and related disclosure statement with the Bankruptcy Court and the plan was confirmed on October 17, 2001.

The Company's approved plan of reorganization (the "Plan") contains the following remedies for the Company's various creditors:

Class 1 - BankofAmerica Bank Credit Facility
The Bank Credit Facility issued to the Company by the BankofAmerica was a secured claim and was impaired under the Plan. On October 29, 2001 as part of the Plan, the outstanding balance under the Bank Credit Facility was paid in full in connection with the closing of a new senior secured revolving credit facility referred to as the exit financing facility. (See Note 4 in the Notes to Consolidated Financial Statements for further information on the terms of the exit financing facility).

Class 2 - Other Secured Claims
These secured claims consist of various vendors who leased furniture, fixtures and equipment for retail stores and for the corporate offices to the Company. These holders received (a) some or all of the collateral securing the leases,
(b) cash in an amount equal to the proceeds received from the sale of the collateral or (c) such other treatment as was agreed upon by the Company and the Bankruptcy Committee and the holder. In the event the value of the collateral securing a Class 2 claim was less than the total amount of the claim, the difference was treated as a Class 5 general unsecured claim.

Class 3 - Other Priority Claims
These claims are claims other than administrative, professional fee or priority tax claims entitled to priority pursuant to Section 507(a) of the Bankruptcy Code and were deemed to be unimpaired by Plan. These claims were entitled to payment in full.

Class 4 - Convenience Claims
These claims consist of claims that would otherwise be a Class 5 General Unsecured Claim that are equal to or less than $2,000 or reduced to $2,000 pursuant to the election by the holder of the Claim. These claims have been deemed to be impaired by the Plan. Each holder of a Class 4 claim will receive cash in an amount equal to 25% of such claim.

Class 5 - General Unsecured Claims
These claims are general unsecured, pre-petition trade claims, reclamation claims and other general unsecured claims and were deemed to be impaired by the Plan. The Company estimated the total amount of Class 5 claims to be $55,000,000. Each holder of a claim in Class 5 was to receive in full satisfaction of such allowed claims, its pro rata share, based on the principal amount of each holder's claim, of $2,000,000 on January 15, 2002 and 5,280,000 shares of new common stock of the reorganized company on the Effective Date. After consultation with claimants representing a majority of the claims, the Company deferred payment of the $2,000,000.

Class 6 - Common Stock Equity Interest and Claims
On the Effective Date, all common stock equity interests were extinguished and the certificates and all other documents representing such common stock equity interests were deemed cancelled and of no force or effect. The holders of the common stock equity interests did not receive or retain any interest or property under the Plan.

The forgoing description is qualified in its entirety by the Plan, as filed as an exhibit to the Form 8-K of Woodworkers Warehouse, Inc., the successor of Trend-Lines, Inc., on October 31, 2001, and included as an exhibit hereto by reference.

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

Business Strategy

     On June 10, 2000, the Company announced its plan to divest itself of its golf businesses and concentrate on its larger and profitable tool business. The Company disposed of its Golf Day retail stores, Golf Day mail order catalog and GolfDay.com web site. The divestiture of the golf business has been accounted for as discontinued operations in the accompanying financial statements. The assets of the product line to be discontinued consist primarily of inventory and equipment and have been separately classified in the accompanying balance sheets at February 24, 2001. The February 26, 2000 balance sheet has been restated to conform to the current year's presentation.

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

     o Complementary store and catalog operations. The strong name recognition of the Company's Trend-Lines catalogs (Woodworkers Warehouse as of October 29, 2001), combined with the customer base and market knowledge that have resulted from its catalog operations, is facilitating the expansion of the Company's retail stores. Management uses catalog information, among other things, in identifying new store markets and determining the appropriate product mix for its retail stores.

     o Cost-effective operations. The Company consistently strives to lower the cost of its operations. In operating its tool businesses in the Northeast and Mid-Atlantic regions, the Company uses a single facility with common management and common or parallel information, telemarketing and distribution systems, in order to achieve operating efficiencies.

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

     Woodworkers Warehouse stores primarily carry woodworking power and hand tools and accessories. The Company selects products based on quality, value, durability, historic product demand, safety and customer appeal. The Company constantly monitors its customers' product preferences through inventory and sales data provided by the Company's computer system, as well as its catalog operations.

     Woodworkers Warehouse stores and the Trend-Lines catalog serve a wide range of woodworking tool customers, from home workshop enthusiasts to professionals, involved in a wide variety of activities, including home construction and remodeling, cabinet and furniture making and other woodworking projects. The Company's Woodworkers Warehouse and Trend-Lines customers are generally experienced in woodworking and carpentry and desire high quality brand name tools. Woodworkers Warehouse stores also attract professionals who are buying tools for use in their trade. The Company's stores offer professional tools, knowledgeable sales people and fast in-and-out service. The Company's Woodworkers Warehouse stores also offer tool repair, which is done by an outside service company.

Financial information about business segments is incorporated by reference to the Notes to the Consolidated Financial Statements.

Retail Operations

     The Company designs its retail stores to be destination stores and strives to maximize convenience to its customers by providing ample parking and fast in-and-out service. The Company's stores are generally located either in strip malls or in free-standing buildings.

     At February 24, 2001, the Company operated 112 Woodworkers Warehouse stores, 19 Post Tool stores and no Golf Day stores. Of the Woodworkers Warehouse stores, 30 were located in New York, 20 in Pennsylvania, 18 in Massachusetts, 13 in New Jersey, 10 in New Hampshire, 8 in Connecticut, 7 in Maine, 3 in Delaware, 2 in Rhode Island, and 1 in Vermont. Of the Post Tool stores, 18 are located in California and 1 in Nevada.

     The Company trains its employees to explain and demonstrate to customers the use and operation of the Company's merchandise and to develop good salesmanship. Skills are enhanced through on-the-job training combined with the use of Company-developed manuals. Sales personnel attend in-house training sessions conducted by experienced salespeople or manufacturers representatives and receive sales, product and other information in periodic meetings with managers.

Catalog Operations

     The Company usually produces four versions of each of the Trend-Lines and Golf Day catalogs annually. With the filing of the Chapter 11 reorganization, the Company only mailed 1 version of the Trend-Lines and Golf Day catalogs during fiscal year 2000. The Company mailed approximately 8 million copies of its Trend-Lines catalog and approximately 5 million copies of its Golf Day catalog during fiscal year 2000. The Trend-Lines catalog mailing list totaled approximately 2.2 million customers (comprised of selected previous buyers), and are supplemented with various rented lists. The Company's catalogs are mailed to prospective purchasers throughout the United States.

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

     A substantial majority of the Company's catalog orders and customer inquiries are received daily by a sophisticated call management distribution system via incoming toll-free "800" numbers. This system distributes calls to trained customer service representatives and provides detailed call reporting and analysis. Currently, the Company is using an outside fulfillment center to receive and transmit catalog orders. The Company provides technical assistance to its customers, on a toll-call basis. The Company usually ships orders within 48 hours after receipt. In addition, the Company offers express delivery. The Company designs all of its catalogs in-house with desk top publishing equipment.

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

E-Commerce

        In fiscal 1999, the Company launched its WoodworkersWarehouse.com, GolfDay.com and Trend-Lines.com websites. The Company terminated the GolfDay.com website in fiscal 2000. The remaining two websites augment the Company's other promotional activities and demonstrate the Company's emerging e-commerce capabilities.

Suppliers

     The power and hand tool business both rely on major vendors with well-known brand names, as well as smaller specialty vendors. In fiscal 2000, one of the Company's vendors accounted for approximately 16.1% of the Company's purchases. The Company believes its vendor relationships are satisfactory.

      In fiscal 2000, approximately 10% of the Company's tool products were purchased from overseas vendors. A substantial portion of the tool products sold under the Company's private labels are purchased from overseas vendors. The majority of the Company's overseas purchases are from Taiwan and, to a lesser extent, Korea, China, England, Hong Kong, Sweden, Japan and Germany. This portion of the Company's business is subject to the risks generally associated with conducting business abroad, including adverse fluctuations in currency rates, changes in import duties or quotas, the imposition of taxes or other charges on imports, and disruptions or delays in shipment or transportation. To date, these factors have not had a material adverse impact on the Company's operations.

Distribution

      During fiscal year 2000, the Company's primary distribution facility consisted of a leased 286,000 square foot distribution center in Revere, Massachusetts, just outside of Boston. The facility also housed the Company's corporate offices and customer service operation during 2000. Subsequent to February 24, 2001, the Company terminated the Revere lease and moved the office to Lynn, Massachusetts and the distribution center to Amesbury, Massachusetts. The distribution center served the Woodworkers Warehouse and Golf Day retail stores and the woodworking and golf catalogs. The Company leased a 51,000 square foot warehouse facility in Chelsea, Massachusetts, which was used for additional storage and processing of product returns. This lease was terminated in December 2000. In addition, the Company leased a 48,000 square foot distribution center in Hayward, California, for its Post Tool stores. This lease was subsequently terminated as part of the Post Tool sale and liquidation.

     The geographic concentration of its stores facilitates and the Company's ability to make deliveries to stores on a frequent basis, provides it with significant labor and freight savings, and enables it to restock its stores' inventories promptly and efficiently from its distribution centers.

Management Information Systems

     The Company has invested significant resources in its management information systems, which were located at its corporate headquarters in Revere, Massachusetts, and are currently located in Lynn, Massachusetts. These systems, which consist of a full range of retail, financial and merchandising systems, include inventory distribution and control, order fulfillment and inventory replenishment, staffing, sales and marketing analyses and financial and merchandise reporting. The Company's in-store point-of-sale computer system provides operational data to management on a daily basis that is used to track sales and forecast inventory requirements. The Company's inventory control systems provide for automated replenishment of merchandise to each of the Company's stores. The warehouse picking for the weekly store replenishment considers store sales through the close of business of the previous day.

     The Company has systems that support the entire catalog cycle from purchasing merchandise and planning the catalogs, through merchandise sales and delivery to the customers' homes. The Company manages a catalog customer database, which contains a list of approximately 1.9 million customers. The catalog customer database enables the Company to focus its catalog mailings on customers most likely to purchase, analyzes merchandise trends and buying patterns, and tracks the effectiveness of customer promotional merchandising.

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

         The Company's tool business is highly competitive and competes with a number of other retailers, mail order catalogs, internet websites and magazine advertisers. Retail store competitors of the Company's tool stores include home centers, lumberyards, hardware stores, mass merchandisers, independent tool stores, industrial dealers and other specialty stores.


Registered Trademarks and Service Marks

        Woodworkers Warehouse(R), Trend-Lines(R) and Trend-Lines Woodworking Tools & Supplies(R) are trademarks or service marks of the Company. The Company intends to continue to register, when deemed appropriate, trademarks and service marks. The Company may also register trade names, when deemed appropriate.

Regulatory Matters

        The Company's catalog business is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission, which prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail order sales, and require sellers of mail order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. Management believes that the Company is in compliance with such regulations.

Employees

        The Company relies on many part-time, flex-time and seasonal employees to meet its needs. At February 24, 2001, the Company employed 799 persons, of whom 476 were full-time and 323 were part-time. The Company considers its employee relations to be satisfactory.



Executive Officers (1)

The executive officers of Woodworkers Warehouse, Inc., the successor to the Company, as of January 18, 2002 were as follows:

        Name               Age                  Position
        ----               ---                  --------
Walter S. Spokowski        45     President and Chief Executive Officer
Ronald L. Franklin         56     Executive Vice President, Treasurer Chief
                                  Financial Officer,
Jack Bransfield            49     Vice President Inventory Planning &
                                  Distribution
Barry Cady                 43     Vice President Retail Administration
Richard Mandell            59     Secretary

         (1) Upon emergence from bankruptcy new officers and a new board of directors were appointed to the successor to the Company.

      Walter S. Spokowski, has been CEO and a Director of Woodworkers Warehouse, Inc., the successor to the Company, since October 2001. He was a Director of the Company since October 1999 and was CEO since December 2000. He was promoted to President in October 2000 after serving as Executive Vice President, Merchandising, since he joined the Company in March 1997.

      Ronald L. Franklin has been an Executive Vice President, Chief Financial Officer and Treasurer of Woodworkers Warehouse Inc., the successor to the Company, since October 2001. He was Executive Vice President and Chief Financial Officer of the Company since April 2000 and served as Treasurer since April 1994, and Vice President, Finance since March 1987.

      John Bransfield became Vice President of Inventory Planning and Distribution of Woodworkers Warehouse, Inc., the successor to the Company, on January 16, 2002. He was Vice President of Inventory Planning and Distribution of the Company since July 2001, Director of Inventory Planning since 1999, Inventory Director of Purchasing since January 1995, and Product Manager since 1997.

      Barry Cady became Vice President of Retail Administration of Woodworkers Warehouse, Inc., the successor of the Company, on January 16, 2002. He was Vice President of Retail Administration of the Company since June 2001. Barry joined Woodworkers Warehouse in 1988 and has served in several key roles to include Assistant Store Manager, Store Manager, Store Regional Manager, Director of Store Operations and Director of Retail Administration.

      Richard Mandell has been the Secretary and a Director of Woodworkers Warehouse, Inc., the successor to the Company, since October 2001. Mr. Mandell was a director of the Company from 1995 to October 2001. From January 1996 to February 1998, Mr. Mandell was a Vice President- Private Investments of Clariden Asset Management (NY) Inc. a subsidiary of Clariden Bank, a private Swiss bank. From 1982 until July 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. Mr. Mandell is also a Director of MCM Capital Group, Inc. Sbarro, Inc. and Shells Seafood Restaurants, Inc.

ITEM 2. PROPERTIES

     The Company's principal executive offices and its distribution and centralized telemarketing operation were located in a common facility in Revere, Massachusetts, where the Company leased an aggregate of approximately 286,000 square feet of space. As noted previously, subsequent to February 24, 2001, the Company terminated the lease in Revere, Massachusetts and relocated to its corporate office to Lynn, Massachusetts and the distribution center to Amesbury, Massachusetts. The Company also leased a distribution facility in Hayward, California, with approximately 48,000 square feet of space. This lease was terminated in May 2000. In addition, the Company leased a 51,000 square foot warehouse facility in Chelsea, Massachusetts, from an affiliate of Stanley D. Black, the former Chairman of the Board and Chief Executive Officer of the Company. This lease was terminated in December 2000.

     At February 24, 2001, the Company operated 131 stores, all but one of which were leased. The leases typically provide for an initial term of five to ten years, with renewal options permitting the Company to extend the term. In all cases, the Company pays fixed annual rents. Many of the Company's leases provide for an increase in annual fixed rental payments during the lease term and allow the Company to terminate the lease before the end of the lease term without penalty so long as proper notice is provided. Most leases also require the Company to pay real estate taxes, maintenance and repair costs, insurance, utilities and, in shopping center locations, to make contributions toward the shopping center's common area operating costs. At February 24, 2001, the Company's store leases, assuming the Company does not exercise its lease renewal options, were scheduled to expire as follows:

Year Lease Terms Expire      Number of Store Leases
                                    Expiring
       2001-2002                       37
       2003-2004                       42
       2005-2006                       37
     2007 and later                    15

ITEM 3. LEGAL PROCEEDINGS

       The Company filed a petition in the United States Bankruptcy Court for the District of Massachusetts under Chapter 11 of the United States Bankruptcy Code on August 11, 2000. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors dated as of September 7, 2001, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (the "Plan"), was confirmed by the Bankruptcy Court on October 17, 2001. The Effective Date of the Plan was October 29, 2001 (the "Effective Date"). On the Effective Date, the Company emerged from bankruptcy and merged into its wholly-owned subsidiary, Woodworkers Warehouse, Inc. Woodworkers Warehouse, Inc. became the surviving corporation.

       It is the opinion of management that except for the bankruptcy, any other legal actions that are pending against the Company have arisen in the ordinary course of business and that the liability which may result from any such action will not have a material adverse impact on the Company's consolidated financial statements.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Market Price

                           The Class A Common Stock was included in the Nasdaq
                  National Market under the symbol "TRND." Prior to June 23, 1994, there was no public market for the Class A Common Stock. On September 12, 2000, the Class A Common Stock did not meet the listing requirements of the Nasdaq National Market and was delisted. The following table sets forth the high and low sales prices for the Class A Common Stock for the periods indicated as reported by the Nasdaq National Market. Quotations listed for periods after September 12, 2000 were quoted by a dealer participating in the over-the-counter market and may not reflect actual retail sales.


                                                           High         Low
                                                           ----         ---
                 Fiscal Year Ended February 24, 2001
                        First Quarter                     $2.09        $1.19
                        Second Quarter                    $1.63        $0.31
                        Third Quarter                     $0.13        $0.02
                        Fourth Quarter                    $0.07        $0.02

                 Fiscal Year Ended February 26, 2000
                        First Quarter                     $3.06        $1.88
                        Second Quarter                    $3.06        $1.88
                        Third Quarter                     $2.41        $1.44
                        Fourth Quarter                    $2.25        $1.28

                 Fiscal Year Ended February 27, 1999
                        First Quarter                     $9.13        $4.81
                        Second Quarter                    $5.88        $2.38
                        Third Quarter                     $3.13        $1.25
                        Fourth Quarter                    $5.00        $1.75



At February 24, 2001, the sales price of the Class A Common Stock quoted by a dealer in the over-the-counter market was $0.02 per share. At February 24, 2001 there were approximately 3,600 stockholders of record of the Class A Common Stock.

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

                                                                                Fiscal Years Ended
                                                                                ------------------
                                                                       (In thousands, except per share data)
                                                  February 24,      February 26,       February 27,      February 28,       March 1,
                                                      2001              2000               1999              1998             1997
                                                      ----              ----               ----              ----             ----
Statements of Operations Data:
    Net sales                                       $154,709           $178,183           $176,388         $167,451       $158,466
    Cost of sales                                    110,998            123,823           124,461           117,924        109,623
                                                   ---------          ---------         ----------        ---------      ---------
    Gross profit                                      43,711             54,360             51,927           49,527         48,843
    Selling, general and administrative               58,510             49,684             53,732           42,849         42,558
    expenses
    Reorganization expenses                            2,754                  -                  -                -              -
                                                   ---------          ---------         ----------        ---------      ---------
    Operating (loss) income                         (17,553)              4,676            (1,805)            6,678          6,285
    Interest expense, net                              4,709              4,771              3,474            2,351          1,859
                                                   ---------          ---------         ----------        ---------      ---------
    (Loss) income from continuing                   (22,262)               (95)            (5,279)            4,327          4,426
       operations before (provision)
       benefit for income taxes
    (Provision) benefit for income taxes                   -            (1,344)              1,723           (1,688)       (1,717)
                                                   ---------          ---------         ----------        ---------      ---------

    (Loss) income from continuing operations        (22,262)            (1,439)            (3,556)            2,639          2,709

    Discontinued operations (1):
         Loss on Disposal                           (21,854)                 -                   -                -             -
         Loss from discontinued operations           (8,975)            (6,147)            (3,855)            1,809            542
                                                   ---------          ---------         ----------        ---------      ---------

    Net income (loss) from discontinued
       operations                                   (30,829)            (6,147)            (3,855)            1,809            542
                                                   ---------          ---------         ----------        ---------      ---------

    Net (loss) income                             $(53,091)           $ (7,586)           $(7,411)          $ 4,448         $3,251
                                                  =========           =========           ========          =======         ======
    Basic (loss) earnings per share
         Continuing Operations                      $ (2.09)           $ (0.13)           $ (0.33)           $ 0.25         $ 0.25
         Discontinued Operations                    $ (2.89)           $ (0.58)           $ (0.36)           $ 0.17         $ 0.05
                                                    --------           --------           --------           ------         ------
    Basic net (loss) earnings per share             $ (4.98)           $ (0.71)           $ (0.70)           $ 0.42         $ 0.30
                                                    ========           ========           ========         ========         ======
    Diluted (loss) earnings per share
         Continuing operations                      $ (2.09)           $ (0.13)           $ (0.33)           $ 0.25         $ 0.24
         Discontinued operations                    $ (2.89)            $(0.58)           $ (0.36)           $ 0.16          $0.05
                                                    --------            -------           --------           ------          -----

    Diluted net (loss) earnings per share           $ (4.98)            $(0.71)           $ (0.70)          $ 0.40           $0.29
                                                    ========            =======           ========          =======          =====

    Weighted average common shares outstanding:
    Basic                                             10,651             10,651             10,648           10,588         10,973
    Diluted                                           10,651             10,651             10,648           11,122         11,255

Store Operating Data:
    Net store sales (000's)                         $140,917           $156,903           $148,444        $ 133,000      $ 115,183
    Percentage (decrease) increase in                (10.2%)               5.7%              11.6%            15.5%          32.0%
       comparable net store sales
    Number of stores at end of period                    131                148                149              133            119

Catalog Operating Data:
    Net catalog sales                               $ 13,792           $ 21,280           $ 27,944         $ 34,451        $43,283

                                                February 24,      February 26,       February 27,      February 28,       March 1,
                                                    2001              2000               1999              1998             1997
                                                    ----              ----               ----              ----             ----
Balance Sheet Data:
    Working (deficit) capital                    $(34,132)           $(5,011)             $2,339          $44,342        $39,397
    Total assets                                   91,573            159,742             146,787          127,803        108,304
    Total debt                                     51,284             65,681              51,452           33,316         21,740
    Stockholders' (deficit) equity                (20,229)            32,856              40,446           47,757         43,411


(1) During 2000, the Company disposed of its golf business. The consolidated financial statements of the Company have been presented to reflect the golf business as a discontinued operation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         During August 2000, the Company disposed of its golf business. Pursuant to Accounting Principles Board (APB) Opinion No. 30, REPORTING RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, (APB No. 30) the consolidated financial statements of the Company have been presented to reflect the disposition of the golf business in accordance with APB 30. Accordingly, revenues, expenses, and cash flows of the golf business have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. (See Note 17 in the Notes to the consolidated financial statements. The information presented below reflects the results of the Company's continuing operations).

     The following table presents net sales and gross margin data of the Company for the periods indicated:

                                                                    Fiscal Years Ended
                                            February 24,               February 26,                February 27,
                                                2001                       2000                        1999
        Net Sales:
             Retail                               $ 140,917                   $ 156,903                  $ 148,444
             Catalog                                 13,792                      21,280                     27,944
                                         -------------------        --------------------        -------------------

        Total                                $     154,709                     $178,183                   $176,389
                                         -------------------        --------------------        -------------------
        Gross Margin                                    28%                          31%                        29%
                                         -------------------        --------------------        -------------------

     The Company's catalog sales yield higher gross profit margins than retail store sales as a result of differences in product mix and greater promotional pricing in retail stores. During fiscal 2000, the Company's gross profit as a percentage of net sales decreased 3% as compared to fiscal 1999, primarily as a result of the Company's changing sales mix, offset by a decrease in gross profit percentage in both the retail and catalog business. Retail sales remained at 88% of total sales for 2000 and 1999.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                                Fiscal Years Ended
                                                           -------------------------------------------------------------
                                                             February 24,          February 26,          February 27,
                                                                 2001                  2000                  1999
                                                                 ----                  ----                  ----

        Net Sales                                                 100.0%               100.0%                 100.0%
        Cost of Sales                                              71.7                 69.0                   71.0
                                                           -----------------    -------------------    -----------------
        Gross Profit                                               28.3                 31.0                   29.0
        Selling, General and Administrative Expenses               37.8                 27.9                   30.5
        Reorganization Expenses                                     1.8                    -                      -
                                                           -----------------    -------------------    -----------------
        (Loss) Income From Operations                             (11.3)                 2.6                   (1.0)
        Interest Expense, net                                       3.0                  2.7                    2.0
        Loss Before Income Taxes                                  (14.4)                (0.1)                  (3.0)
        (Provision) Benefit for Income Taxes                        0.0                 (0.0)                  (1.0)
                                                           -----------------    -------------------    -----------------
        Loss from Continuing                                      (14.4)                (0.1)                  (2.0)
        Operations
        Discontinued Operations:
                 Loss On Disposals                                (14.1)                  0.0                   0.0
                 Loss from discontinued operations                 (5.8)                 (4.2)                 (2.2)

        Net (loss)                                                (34.3)%                (4.3)%                (4.2)%

                  Following is a retail store summary.

                                                                                          Fiscal Years Ended
                                                                  ------------------------------------------------------------------
                                                                     February 24,             February 26,           February 27,
                                                                         2001                     2000                   1999
                                                                         ----                     ----                   ----
    Stores operated at the beginning of the fiscal year                   148                      149                    133
    Stores opened during the fiscal year                                    -                        2                     22
    Stores closed during the fiscal year                                   17                        3                      6
                                                                  -------------------       ------------------     -----------------
    Stores operated at the end of the fiscal year                         131                      148                    149

Fiscal 2000 versus Fiscal 1999

         Net sales for fiscal 2000 decreased by $23.4 million, or 13.2%, from $178.2 million for fiscal 1999 to $154.7 million. Net retail sales for fiscal 2000 decreased $16.0 million, or 10.2%, from $156.9 million for fiscal 1999 to $140.9 million. Net catalog sales for fiscal 2000 decreased $7.4 million, or 35.4%, from $21.3 million for fiscal 1999 to $13.7 million for fiscal 2000. The decrease in revenue of retail stores is attributable to no new additional stores and various adversities due to the Company's bankruptcy proceedings. The decrease in net catalog sales was attributable to a decrease in the number of catalogs mailed during the year.

         Gross profit for fiscal 2000 decreased $10.7 million, or 20%, from $54.4 million for fiscal 1999 to $43.7 million for fiscal 2000. As a percentage of net sales, gross profit decreased from 31% for fiscal year 1999 to 28% for fiscal year 2000. This is primarily a result of the Company's changing sales mix, and a decrease in gross profit percentage in both the retail and catalog business.

         Selling, general and administrative expenses for fiscal 2000 increased $8.8 million, or 17.8%, from $49.7 million for fiscal 1999 to $58.5 million for fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased 9.9% from 27.9% of net sales in fiscal 1999 to 37.8% of net sales in fiscal 2000. The increases in selling, general and administrative expenses are primarily due to a reduction in cooperative advertising income in fiscal year 2000. This was a result of decreased purchases.

         Reorganization charges resulted in net charges of $2.8 million or 2% of net sales in fiscal year 2000. These net charges relate directly to the Chapter 11 proceedings and associated restructuring of the Company's operations and are discussed in Note 3 to the Consolidated Financial Statements.

         Interest expense, net of interest income, for fiscal 2000 increased by $.4 million from $4.8 million in fiscal 1999 to $5.2 million in fiscal 2000. The change in interest expense was attributable to the increase in the average amount outstanding under the Company's bank credit facility.


Fiscal 1999 versus Fiscal 1998

         Net sales for fiscal 1999 increased by $1.8 million, or 1%, from $176.4 million for fiscal 1998 to $178.2 million. Net retail sales for fiscal 1999 increased $8.5 million, or 5.7%, from $148.4 million for fiscal 1998 to $156.9 million. However, net catalog sales for fiscal 1999 decreased $6.6 million, or 24.0%, from $27.9 million for fiscal 1998 to $21.3 million for fiscal 1999. The decrease in net catalog sales was attributable to fewer catalogs being mailed during the year as compared to prior years. The revenue growth of retail stores is attributable to the maturation of the Company's retail store base.

         Gross profit for fiscal 1999 increased $2.5 million, or 5%, from $51.9 million for fiscal 1998 to $54.4 million for fiscal 1999. As a percentage of net sales, gross profit increased from 29% for fiscal year 1998 to 31% for fiscal year 1999. This is primarily a result of the Company's changing sales mix, offset by an increase in gross profit percentage in both the retail and catalog business. Since the catalog business has higher gross margins than retail store operations, future gross margins will decrease as catalog sales decrease.

         Selling, general and administrative expenses for fiscal 1999 decreased $4.0 million, or 7.5%, from $53.7 million for fiscal 1998 to $49.7 million for fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased 2.6% from 30.5% of net sales in fiscal 1998 to 27.9% of net sales in fiscal 1999. The dollar decreases in selling, general and administrative expenses are primarily related to the Company's slowing of retail expansion, as well as one time expenditures incurred in fiscal 1998 related to implementation of our warehouse management system. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to these same factors, coupled with a modest increase in net sales.

         Interest expense, net of interest income, for fiscal 1999 increased by $1.3 million from $3.5 million in fiscal 1998 to $4.8 million in fiscal 1999. The increase in interest expense was attributable to the increase in the amount outstanding under the Company's bank credit facility.

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

Liquidity and Capital Resources

         The Company incurred an operating loss during fiscal 2000. The Company realized a small profit from operations during fiscal 1999 but a net loss after interest expenses and taxes. The Company incurred operating losses during fiscal 1998. In fiscal 2000, the Company used funds provided by its bank credit facility and demand borrowings from the Company's principal stockholders to meet its cash operating needs prior to its bankruptcy filing. The Company continued to operate and pay bills through the bankruptcy process using the bank's cash collateral (with court approval). The bank credit facility agreement during fiscal 2000 contained certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth and interest coverage ratios and limitations on capital expenditures. At February 24, 2001, the Company was not in compliance with the financial covenants of the credit facility. There were no amounts available for borrowing under the bank credit facility as of February 24, 2001. At February 24, 2001, the Company had approximately $47.6 million of borrowings outstanding and approximately $.1 million of letters of credit outstanding. The bank had a security interest in substantially all assets of the Company.

Pursuant to the Chapter 11 reorganization plan, on October 29, 2001, the Company entered into a $30.0 million Senior Secured Revolving facility with the BankofAmerica (the "Exit Financing Facility"). In connection with the Plan, the outstanding balance under the bank credit facility was repaid primarily with borrowings under the Exit Financing Facility. The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (8.13% at February 24, 2001) or the bank reference rate plus 1.00% (10.25% at February 24, 2001). Under the Exit Financing Facility, the Company borrowing base through March 31, 2002 is up to 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002, the Company's borrowing base is equal to 65% of the cost of eligible store and warehouse inventory or 85% of the OLV value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

         During the fourth quarter of fiscal 1999, the Company's chief executive officer/principal stockholder and his spouse, who is also a principal stockholder of the Company, made interest-free, unsecured demand loans to the Company in the aggregate amount of $3.0 million. All these loans were repaid at February 26, 2000. During the second quarter of fiscal 2000, the Company's chief executive officer/principal stockholder made interest-free unsecured loans to the Company in the aggregate amount of $3.5 million, which remained outstanding as of the bankruptcy filing date.

         As discussed in the Summary of Reorganization section of Item 1, the approved reorganization Plan requires future payments to creditors. (See Reorganization under Item 1 for further details).

         The Company believes that projected cash flows from operations in combination with current available resources are sufficient to meet working capital needs of the Company through the end of fiscal 2002, and debt payments, subject to the $2,000,000 deferral previously described, pursuant to the Company's Chapter 11 Plan. Achievement of projected cash flows from operations, however will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control, and there can be no assurance that the Company's plans will be achieved. In addition, the Company borrows funds on a variable rate basis and continued compliance with loan covenants under the Exit Financing Facility is partially dependent on relative interest rate stability. If projected cash flows from operations are not realized, or if there are significant increases in interest rates, then the Company may have to explore various available alternatives, including obtaining further modification to its existing lending arrangements or attempting to locate additional sources of financing.

         The Company's working capital deficit increased by $29.1 million, from a deficit of $5.0 million as of February 26, 2000 to a deficit of $34.1 million as of February 24, 2001. The decrease in working capital resulted primarily from a decrease in inventories of $60.2 million offset by lower net borrowings under the Company's bank credit facility of $17.4 million, and decreases pre-petition of accounts payable of $20.1 million.

         During fiscal 2000, the cash provided by operating activities was approximately $32.3 million. The primary provider of the cash was a $60.2 million decrease in inventories, which was offset by a $20.1 million decrease in pre-petition accounts payable and a net loss of continuing operations of $22.3 million.

         The net cash used in investing activities was approximately $0.6 million. The main use of the cash was for the purchase of equipment required for expansion of the Company's information systems capabilities and Year 2000 compliance.

         The net cash provided by financing activities was approximately $14.3 million, primarily attributable to proceeds from the sale of equipment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk associated with our financial instruments. We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments. We are exposed to interest rate risk primarily through our borrowings under the Exit Financing Facility (see Note 3 to the Condensed Consolidated Financial Statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended February 24, 2001.



                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1 - Business under the caption "Executive Officers and Other Significant Employees" in this report.

Directors (1)

The directors of Woodworkers Warehouse, Inc., the successor to the Company, as of January 18, 2002 were as follows:

       Name           Age                 Position                Director Since
       ----           ---                 --------                --------------
Bruce Berg             53    Director                                  2001
Ronald A. Kaplan       58    Director                                  2001
Richard A. Mandell     59    Director                                  2001
Walter S. Spokowski    45    President, Chief Executive                2001
                             Officer, Chief Operating Officer,
                             Director
Gary A. Nacht          46    Director                                  2001
Joseph Nusim           68    Director                                  2001
Edward D. Solomon      70    Director                                  2001

(1) Upon emergence from bankruptcy a new Board of Directors and new officers were appointed to the successor to the Company.

Bruce W. Berg has been a Director since October 29, 2001. In 1984 Mr. Berg joined Home Depot as Vice President, Merchandising and in 1991 was selected as the Second Divisional President and then promoted to President, Southeast Division, the largest division and only division to have two separate entities under one President. Mr. Berg retired from Home Depot in 1998.

Ronald Kaplan is a graduate of the University of Pennsylvania, Wharton School of Finance and Commerce. He is 58 years old and has been a Director since October 29, 2001. Mr. Kaplan has held many management positions including President/COO of Levitz Furniture Corporation and CEO of Room Plus. Mr. Kaplan recently left Staubach Retail Services to become Sr. Vice President of Julius Feinblum Real Estate.

Richard Mandell has been a Director since October 2001. Mr. Mandell was a director of the Company from 1995 to October 2001. From January 1996 to February 1998, Mr. Mandell was a Vice President- Private Investments of Clariden Asset Management (NY) Inc. a subsidiary of Clariden Bank, a private Swiss bank. From 1982 until July 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. Mr. Mandell is also a Director of MCM Capital Group, Inc. Sbarro, Inc. and Shells Seafood Restaurants, Inc.

Walter S. Spokowski, has been CEO and a Director of Woodworkers Warehouse, Inc., the successor to the Company, since October 2001. He was a Director of the Company since October 1999 and was CEO since December 2000. He was promoted to President in October 2000 after serving as Executive Vice President, Merchandising, since he joined the Company in March 1997.

Gary A. Nacht has been a Director since October 29, 2001. Mr. Nacht is Executive Vice President and Investment Principal in York Management Services, Inc., a private investment and management advisory services company. Mr. Nacht currently serves as Vice Chairman of various boards, including Gemini Industries, Inc. and Northern Group Retail Limited, and has previously served on boards of K-Mart Canada Ltd., and Strauss Discount Auto.

Joseph Nusim has been a Director since October 29, 2001. Mr. Nusim is the Chairman of Nusim Group, a retail consulting organization and Co-Chairman of the board of Loehmans Stores. Mr. Nusim also serves on the Advisory Board of Wells Fargo and Gordon Brothers, real estate division. Mr. Nusim is a board member of the International Mass Retailing Association and acts as retail consultant to Kimco Realty Corp and the Creditors Committee of Frank's Nurseries.

Edward D. Solomon has been a Director since October 29, 2001. Mr. Solomon has operated Edward D. Solomon & Co. Consulting Services since January 1994. From 1989 through 1993, Mr. Solomon was CEO of Shoe Town, Inc. Mr. Solomon currently serves on the board of directors of Bennett Footwear Group and The Dress Barn, Inc. and has served on the boards of the Butler Group, Inc. Channel Home Centers and HRT Industries, Inc.

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Class A Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Nasdaq Stock Market. Executive officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

      Based solely on the Company's review of the copies of such Forms it has received, the Company believes that all of its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended February 24, 2001.


ITEM 11. EXECUTIVE COMPENSATION

               Summary Compensation Table for Annual Compensation

                                                                               Long-Term
                                                                               Compensation
                                                                               Awards;
                                                                               Securities
                                 Fiscal Year                                   Underlying           All Other
                                 Ended         Salary ($)     Bonus ($)        Options              Compensation ($)(1)
                                 -----         ----------     ---------        ----------           -------------------
Stanley D. Black,  (2) Chief     2/24/01       359,478        0                0                    4,706
Executive Officer
                                 2/26/00       349,175        0                0                    0

                                 2/27/99       338,812        0                0                    2,575

Richard Griner, (3) President    2/24/01       220,462        0                0                    6,866
and Chief Operating Officer
                                 2/26/00       261,214        0                0                    7,832

                                 2/27/99       257,500        0                0                    7,725

Walter S. Spokowski Chief        2/24/01       178,273        0                10,000               3,002
Executive Officer (as of
October 2000) Executive Vice     2/26/00       142,019        0                0                    1,958
President
                                 2/27/99       138,313        0                0                    1,896

Ronald. L. Franklin, Executive   2/24/01       155,039        0                0                    3,788
Vice President, Finance, Chief
Financial Officer                2/26/00       125,648        0                0                    3,755

                                 2/27/99       113,670        0                3,050                2,750

Gerald Roth, (5) Vice            2/24/01       159,490        0                0                    0
President, Retail Operations

Barry Cady, Vice President       2/24/01       75,809         0                0                    2,250
Retail Administration

Jayne Pendergast, (4) Vice       2/24/01       60,426         0                0                    0
President, Information Systems,
                                 2/26/00       111,442        2,000            0                    2,101

                                 2/27/99       77,212         0                10,000               0

(1) These amounts represent contributions by the Company to the Company's 401(k) Plan for the benefit of the named executive officers.

(2) Stanley D. Black's employment with the Company terminated February 4, 2001.

(3) Richard Griner's employment with the Company terminated October 20, 2000

(4) Jayne Pendergast's employment with the Company terminated June 30, 2000.

(5) Gerald Roth's employment with the Company terminated June 2, 2001


Stock Option Plans
     No options were granted to any of the named Executive Officers in the fiscal year ended February 24, 2001. The following table sets forth certain information with respect to the aggregate number and value of options exercised and exercisable by the Named Executive Officers during such fiscal year.

    Aggregated Exercises in Last Fiscal Year and Fiscal Year End Option Value


                                                               # Underlying Shares of     Value of Unexercised
                                     Shares                        Common Stock at         In the Money Options
                                    Acquired                         10/28/01                 at 10/28/01
                                      on         Value            Exercisable/              Exercisable/
Name and Principal Position         Exercise    Realized          Unexercisable             Unexercisable
                                    --------    --------          -------------             -------------

Stanley D. Black, Chairman of    0               $0           0                         $0/$0
the Board and Chief Executive
Officer

Richard Griner, President and    0               0            0/0                       0/0
Chief Operating Officer

Walter S. Spokowski Executive    0               0            12,000/24,000             0/0
Vice President, Merchandising

Ronald. L. Franklin, Executive   0               0            113,926/25,654            0/0
Vice President, Finance and
Chief Financial Officer

Gerald Roth, Vice President,     0               0            0/0                       0/0
Retail Operations

Barry Cady, Vice President,      0               0            0/0                       0/0
Retail Administration

Jayne Pendergast, Vice           0               0            0/10,000                  0/0
President, Information Systems


Employment Contracts

     The Company and Mr. Griner are parties to an employment agreement under which Mr. Griner is entitled to an annual salary of $250,000, payable bi-weekly. The employment agreement may be terminated by either party as any time under certain circumstances. Mr. Griner is no longer employed by the Company, and he has submitted a claim to the Bankruptcy Court in connection with his employment agreement.

Compensation Committee Interlocks and Insider Participation

     Until July 19, 1995, the Board of Directors had a separate Compensation Committee and Stock Option Committee. On July 19, 1995, the Compensation Committee and the Stock Option Committee were combined into a single Compensation and Stock Option Committee. The Compensation and Stock Option Committee is responsible for reviewing existing and proposed employment arrangements and management compensation standards and practices, and for making recommendations to the Board of Directors with respect to all forms of remuneration to any officer or director of the Company, including determinations with respect to all matters pertaining to the grant of stock options under the Company's stock option plans. No member of the Compensation and Stock Option Committee is eligible to receive options under the Employee Plan. During fiscal 2000, the Compensation and Stock Option Committee was composed of Messrs. Black and Irwin Winter. Except for Mr. Black, no member of the Compensation and Stock Option Committee is a former or current officer or employee of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Upon emergence from bankruptcy, the Company's creditors became the new owners of the successor to the Company. The information as to their security ownership is not available at this time and will be included in the successor to the Company's next 10-K filing.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Stanley D. Black, Chairman and Chief Executive Officer of the Company until February 4, 2001 and a principal stockholder of the Company, through a certain trust (the "Trust") of which he is a trustee and beneficiary, leased to the Company approximately 51,000 square feet of office and warehouse space in Chelsea, Massachusetts. The facility served as the former headquarters and central warehouse facility for the Company before it moved to its headquarters in Revere, Massachusetts. The lease, as amended, expired in 2005 and provided for annual base rent in the approximate amount of $296,000, payable in advance in monthly installments of $29,600 (approximately $5.80 per square foot). Under the lease, the Company must pay to the Trust, in addition to base rent, an amount equal to any increase in the interest rate on the Trust's first mortgage on the property and must pay to the Trust or third parties, as appropriate, all utilities, insurance, real estate taxes, maintenance and operating costs incurred in maintaining, operating, insuring and repairing the leased premises. Pursuant to the lease, the Company paid the Trust $296,000, $366,000 and $351,000 in fiscal 2000, 1999 and 1998, respectively. The lease provided for annual escalation of the base rent, equal on a percentage basis to the increase in the Consumer Price Index, but in no event more than 5% per year. This lease was terminated in December 2000.

     During the fiscal year ended February 24, 2001, Mr. Black and his spouse, who is also a principal stockholder of the Company, made interest-free, unsecured demand loans to the Company in the aggregate amount of $3.5 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                          Page
(A) (1)  CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Public Accountants......................................................      F-2
      Consolidated Balance Sheets as of February 24, 2001 and February 26, 2000.....................      F-4
      Consolidated Statements of Operations for the Fiscal Years Ended
      February 24, 2001, February 26, 2000 and February 27, 1999....................................      F-5
      Consolidated Statements of Stockholders' Equity for the Fiscal Years
      Ended February 24, 2001, February 26, 2000, and February 27, 1999 ............................      F-6
      Consolidated Statements of Cash Flows for the Fiscal Years Ended
      February 24, 2001, February 26, 2000, and February 27, 1999...................................      F-7
      Notes to Consolidated Financial Statements....................................................      F-9

(A) (2)  FINANCIAL STATEMENT SCHEDULES

      Schedule II  -- Valuation and Qualifying Accounts.............................................      S-1

      Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)(3)   EXHIBITS

      Exhibit
      Number                                                                                  Reference
      ------                                                                                  ---------
      **  2.1        Order Confirming First Amended Joint Reorganization                          A
                     Plan of Trend-Lines, Inc. and the Official Committee
                     of Unsecured Creditors, dated as of October 17, 2001.

      **  2.2        First Amended Joint Reorganization Plan of Trend-                            B
                     Lines, Inc. and the Official Committee of
                     Unsecured Creditors, dated as of September 7, 2001.

      **  2.3        Joint Motion to Approve Nonmaterial Modification                             C
                     to First Amended Joint Reorganization Plan of
                     Trend-Lines, Inc. and Official Committee of
                     Unsecured Creditors dated as of October 11, 2001.



     **  2.4         First Amended Disclosure Statement with Respect                                 D
                     to First Amended Joint Reorganization Plan of
                     Trend-Lines, Inc. and the Official Committee of
                     Unsecured Creditors, dated as of September 7, 2001.


     **  3.01        Revised Articles of Organization, as amended.                                   E

     **  3.02        Restated By-Laws.                                                               E

     **  4.01        Specimen Certificate of Class A Common Stock.                                   E

     **  4.02        Description of Capital Stock (contained in the Form                             E
                     of the Registrant's Restated Articles of Organization
                     referenced above).

   *,** 10.01        1993 Amended and Restated Stock Option Plan,
                     as amended.                                                                     E

   *,** 10.02        1994 Non-Qualified Stock Option Plan For Non-                                   E
                     Employee Directors.

   *,** 10.03        Form of Indemnification Agreement for Directors                                 E
                     and Officers of Registrant.

    **  10.07        Agreement of Merger dated as of July 1, 1993                                    E
                     between Coburn Investments, Inc. and the Registrant.

    **  10.08        Master Note dated November 20, 1993, payable to                                 E
                     Coburn Investments, Inc. to the Registrant, with
                     related Loan and Security Agreement.

     ** 10.10        Commercial Lease dated December 3, 1987, as amended                             E
                     as of November 1, 1993, between Stanley D. Black
                     Trustee of Mystic Limited Realty Trust and the
                     Registrant.

     **  10.11       Three Promissory Notes, dated July 1, 1989, payable                             E
                     by the Registrant to Stanley D. Black, and related
                     Security Agreement.

     **  10.12       Warehouse lease dated July 11, 1994 between Syroco,                             F
                     Inc. and the Registrant.

     **  10.13       Loan and Security Agreement dated July 3, 1996.                                 G

     **  10.14       Purchase and Sale Agreement dated as of                                         H
                     December 19, 1994 between Post Tool, Inc. and the Registrant.

     **  10.15       Asset Purchase Agreement dated as of December 31,                               I
                     1997 between Golf Acquisition Limited Partnership
                     and the Registrant.

     **  10.16       Amended and Restated Loan and Security                                          J
                     Agreement dated February 23, 1999.

     **  10.17       Employment Agreement dated December 13, 1996,                                   K
                     between Richard H. Griner and the Registrant.

     **  21.01       Subsidiaries of the Registrant.                                                 L

-----------------
A Incorporated by reference to Exhibit 2.1 to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001.

B Incorporated by reference to Exhibit 2.2 to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001.

C Incorporated by reference to Exhibit 2.3 to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001.

D Incorporated by reference to Exhibit 2.4 to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001.

E Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 33-78772) and by reference to Exhibit 3.0 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended August 31, 1996. The number set forth herein is the number of the Exhibit in said registration statement.

F Incorporated by reference to Exhibit 7.1 to the Company's current report on Form 8-K dated July 11, 1994.

G Incorporated by reference to Exhibit 10.0 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended August 31, 1996.

H Incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K dated January 1, 1995.

I Incorporated by reference to Exhibit 10.15 to the Company's annual report on Form 10-K for fiscal year ended February 28, 1998.

J Incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for fiscal year ended February 27, 1999.

K Incorporated by reference to Exhibit 10.17 to the Company's annual report on Form 10-K for fiscal year ended February 26, 2000

L Incorporated by reference to Exhibit 21.01 to the Company's annual report on Form 10-K for the fiscal year ended March 2, 1996.


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


                               TREND-LINES, INC.
                               By: Woodworkers Warehouse, Inc., as successor to
                                      Trend-Lines, Inc.


Date: 2/21/02                  By:  /s/ Walter S. Spokowsk
      --------                      --------------------------------------------
                                    Walter S. Spokowski, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                 TITLE                                      DATE

/s/ Walter S. Spokowski   Director and Chief Executive Officer of    2/21/02
-----------------------   Woodworkers Warehouse, Inc., the
Walter S. Spokowski       successor to Trend-Lines, Inc.

/s/ Ronald L. Franklin    Executive Vice President and Chief         2/21/02
-----------------------   Financial Officer of Woodworkers
Ronald L. Franklin        Warehouse, Inc., the successor to
                          Trend-Lines, Inc.

/s/ Richard Mandell       Director of Woodworkers Warehouse,         2/14/02
-----------------------   Inc., the successor to Trend-Lines, Inc.
Richard Mandell

/s/ Gary A. Nacht         Director of Woodworkers Warehouse,         2/21/02
-----------------------   Inc., the successor to Trend-Lines, Inc.
Gary A. Nacht

/s/ Edward Solomon        Director of Woodworkers Warehouse,         2/15/02
-----------------------   Inc., the successor to Trend-Lines, Inc.
Edward Solomon

                       TREND - LINES, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of February 24, 2001 and February 26, 2000   F-4

Consolidated Statements of Operations for the Fiscal Years Ended            F-5
         February 24, 2001, February 26, 2000, and February 27, 1999

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended  F-6
         February 24, 2001, February 26, 2000, and February 27, 1999

Consolidated Statements of Cash Flows for the Fiscal Years Ended
         February 24, 2001, February 26, 2000, and February 27, 1999        F-7

Notes to Consolidated Financial Statements                                  F-9

Report of Independent Public Accountants


To Trend-Lines, Inc.:

We have audited the accompanying consolidated balance sheets of Trend-Lines, Inc. (a Massachusetts corporation) and subsidiary as of February 24, 2001 and February 26, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 24, 2001, February 26, 2000 and February 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend-Lines, Inc. and subsidiary as of February 24, 2001 and February 26, 2000, and the results of their operations and their cash flows for the years ended February 24, 2001, February 26, 2000 and February 27, 1999 in conformity with accounting principles generally accepted in the United States.

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

As described more fully in Note 3 to the financial statements, on August 11, 2000, the Company filed a voluntary petition under Chapter XI of the U.S. Bankruptcy Code and operated its business as debtor-in-possession under control of the Bankruptcy Court until October 17, 2001, when it received confirmation from the Bankruptcy Court after having fulfilled all requirements of the Reorganization Plan which was approved by the Bankruptcy Court and the Company's creditors.

The accompanying financial statements have been prepared on a going-concern basis on accounting which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant operating losses during the fiscal years ended February 24, 2001 and February 26, 2000, which raise substantial doubts about its ability to continue as a going concern. Realization of the carrying amounts of the Company's assets and the classification of its liabilities is dependent on the success of future operations. The financial statements do not include any adjustments that might result from this uncertainty.

                                                             ARTHUR ANDERSEN LLP
Boston, Massachusetts
August 3, 2001
(except for matters discussed in Notes 4, 5, and 17
 as to which the date is October 29, 2001)

                        TREND-LINES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS
                                                                                      February 24,     February 26,
                                                                                          2001             2000
                                                                                          ----             ----
CURRENT ASSETS:
       Cash and cash equivalents                                                       $   18,338        $   1,054
       Accounts receivable, net                                                             2,948            3,066
       Inventories                                                                         44,102          104,285
       Prepaid expenses and other current assets                                            1,656            2,443
       Net current assets of discontinued operations                                            -           11,117
                                                                                       ----------        ---------
                  Total current assets                                                     67,044          121,965

PROPERTY AND EQUIPMENT, NET                                                                12,999           15,810

NET ASSETS OF DISCONTINUED OPERATIONS                                                           -           10,318

OTHER ASSETS                                                                                  899              815
                                                                                       ----------        ---------
                                                                                       $   80,942        $ 148,908
                                                                                       ==========        =========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
       Bank credit facility                                                               $47,566          $65,010
       Note payable to officer                                                              3,500                -
       Current portion of capital lease obligations                                           218              428
       Post-petition accounts payable                                                       1,060                -
       Pre-petition accounts payable                                                       25,090           45,212
       Accrued expenses                                                                     5,897            3,796
       Deferred liabilities                                                                 2,448              823
       Other current liabilities                                                            1,355              590
       Net current liabilities of discontinued operations                                  14,042               -
                                                                                       -----------       ---------
                  Total current liabilities                                               101,176          115,859
                                                                                       -----------       ---------
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                               -              193
                                                                                       -----------       ---------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' (DEFICIT) EQUITY:
       Common stock, $.01 par value -
           Class A --
                Authorized - 20,000,000 shares
                    Issued  - 6,510,411 shares at February 24, 2001 and
                    February 26, 2000                                                         65               65
           Class B --
                Authorized - 5,000,000 shares
                    Issued and outstanding - 4,641,082 shares February 24, 2001
                    and February 26, 2000                                                      47               47
       Additional paid-in capital                                                          41,626           41,625
       Retained deficit                                                                  (59,512)           (6,421)
       Less: 500,000 Class A shares held in treasury at February 24, 2001 and
           February 26, 2000, at cost                                                     (2,460)           (2,460)
                                                                                       ---------         ---------
                  Total stockholders' (deficit) equity                                   (20,234)           32,856
                                                                                       ---------         ---------
                                                                                        $ 80,942         $ 148,908
                                                                                       =========         =========

              The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           Fiscal Years Ended
                                                             February 24,     February 26,     February 27,
                                                                 2001             2000             1999
                                                                 ----             ----             ----
Net sales                                                     $   154,709      $   178,183      $   176,388
Cost of sales:                                                    110,998          123,823          124,461
                                                              -----------      -----------      -----------
       Gross profit                                                43,711           54,360           51,927
Selling, general and administrative expenses                       58,510           49,684           53,732
Reorganization charges                                              2,292                -                -
                                                              -----------      -----------      -----------

       Operating (loss) income                                    (17,091)           4,676           (1,805)

Interest expense, net                                               5,171            4,771            3,474
                                                              -----------      -----------      -----------

       Loss before benefit for income taxes                      ( 22,262)             (95)          (5,279)

Benefit for income taxes                                                -              (25)          (1,723)
                                                              -----------      -----------      -----------

       Loss from continuing operations                            (22,262)            (120)          (3,556)
                                                              -----------      -----------      -----------

Discontinued operations:
         Loss on disposal                                         (21,854)               -                -
         Loss from discontinued operations                         (8,975)          (7,466)          (3,855)
                                                              -----------      -----------      -----------
                                                                  (30,829)          (7,466)          (3,855)
                                                              -----------      -----------      -----------
Net loss                                                      $   (53,091)     $    (7,586)     $    (7,411
                                                              ===========      ===========      ===========

Basic net (loss) income per share:
         Continuing operations                                $     (2.09)     $      (.01)     $      (.33)
         Discontinuing operations                                   (2.89)            (.70)            (.37)
                                                              -----------      -----------      -----------
                                                              $     (4.98)     $     (0.71)     $     (0.70)
                                                              ===========      ===========      ===========
Diluted net (loss) income per share:
         Continuing operations                                $     (2.09)     $      (.01)     $      (.33)
         Discontinuing operations                                   (2.89)            (.70)            (.37)
                                                              -----------      -----------      -----------
                                                              $     (4.98)     $     (0.71)     $     (0.70)
                                                              ===========      ===========      ===========
Weighted average shares outstanding (note 2):
         Basic                                                 10,651,493       10,651,144       10,648,366
                                                              ===========      ===========      ===========
         Diluted                                               10,651,493       10,651,144       10,648,366
                                                              ===========      ===========      ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                       CLASS A             CLASS B
                                   COMMON STOCK          COMMON STOCK     Additional   Retained      TREASURY STOCK
                                Number                Number                Paid-in    Earnings    Number             Stockholders'
                               of Shares    Amount   of Shares    Amount    Capital    (Deficit)  Of Shares    Amount    Equity
                              -----------------------------------------------------------------------------------------------------
                              -----------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1998     6,385,178   $ 64       4,738,066     $ 47   $41,524    $   8,576     500,000    $(2,460)  $ 47,751
Conversion of Class B
shares to Class A shares          56,984     -          (56,984)     -        -           -           -           -        -

Proceeds from exercise
of stock Options                  27,391     -            -          -         101        -           -           -           101

Net loss                           -         -            -          -        -          (7,411)      -           -        (7,411)
                              ----------   ------    ----------  -------  --------    ----------    ------- ----------  ---------
BALANCE, FEBRUARY 27, 1999     6,469,553   $ 64       4,681,082     $ 47   $41,625    $   1,165     500,000    $(2,460)  $ 40,441
Conversion of Class B shares
to Class A shares                 40,000     -          (40,000)     -        -           -           -           -        -

Proceeds from exercise of
stock Options                        858      1           -          -        1           -           -           -              2

Net loss                           -         -            -          -        -          (7,586)       -           -       (7,586)
                              ----------   ------   -----------   ------   -------    ---------     ------- ----------  ---------
BALANCE, FEBRUARY 26, 2000     6,510,411   $ 65       4,641,082     $ 47   $41,626    $  (6,421)    500,000    $(2,460)  $ 32,857
Net loss                           -         -            -          -                  (53,091)      -           -       (53,091)
                              ----------  -------   -----------   ------   -------    ---------     ------- ----------  ---------
BALANCE, FEBRUARY 24, 2001     6,510,411   $ 65       4,641,082     $ 47   $41,626    $ (59,512)    500,000    $(2,460) $ (20,234)
                              ----------  -------   -----------   ------   -------    ---------     ------- ----------  ---------

              The accompanying notes are an integral part of these consolidated financial statements.

                        TREND-LINES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               Fiscal Years Ended
                                                                              February 24,   February 26,    February 27,
                                                                                  2001           2000            1999
                                                                                  -----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $  (53,091)       $    (7,586)        $ (7,411)
      Add: loss from discontinued operations                                         8,975              7,466            3,855
           Loss on disposal of discontinued operations                              21,854                  -                -
                                                                                ----------        -----------         --------
      Net loss from continuing operations                                          (22,262)              (120)          (3,556)

      Adjustments  to  reconcile  net  (loss)  income to net cash  (used in)
      provided by operating activities
         Depreciation and amortization                                               2,126              3,866            3,218
         Reorganization expenses                                                     2,292                  -                -
      Changes in current assets and liabilities
             Accounts receivable                                                       118              7,103           (9,108)
             Inventories                                                            60,183            (22,594)          (7,516)
             Prepaid expenses and other current assets                                 787              2,196              199
             Post-petition accounts payable                                          1,060                  -                -
             Pre-petition accounts payable                                         (20,122)             7,192            7,727
             Accrued expenses                                                        2,102               (646)              218
             Deferred liabilities                                                    1,625               (205)               51
             Other current liabilities                                                 765                 20               161
                                                                                ----------        -----------         --------

                   Net cash provided by (used in) continuing operations
                   activities before reorganization expense                         28,674             (3,188)          (8,606)
                   Net cash provided by (used in) discontinued operations            5,885             (6,894)          (5,965)
                                                                                ----------        -----------         --------
                   Net cash provided by (used in) operating activities
                   before reorganization expense                                    34,559            (10,082)          (14,571)
                                                                                ----------        -----------         --------
             Operating cash flows from reorganization items:
                   Professional fees paid for services rendered  in bankruptcy      (1,658)                 -                -
                   Interest income received                                            462                  -                -
                   Other reorganization expenses paid                               (1,096)                 -                -
                                                                                ----------         ----------         ---------
                   Net cash used by reorganization items                            (2,292)                 -                -
                                                                                ----------         ----------         ---------
                   Net cash provided by (used in) operating activities              32,267            (10,082)         (14,571)
                                                                                ----------         ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                             (552)            (3,770)          (3,482)
      Proceeds from sale of property and equipment                                      -                   -                 -
      Decrease in other assets                                                         (84)               185             (313)
                                                                                ----------         ----------         ---------
                   Net cash provided by (used in) investing activities                (636)            (3,585)           (3,795)
                                                                                ----------         ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under bank credit facilities                                  (17,444)            15,112           18,099
      Principal payments on capital lease obligations                                 (403)              (665)              13
      Increase (decrease) in other noncurrent liabilities                                -               (268)              24
      Note payable officer                                                           3,500                  -                -
      Proceeds from exercise of stock options                                            0                  2              101
      Purchases of treasury stock                                                        -                  -                -
                                                                                ----------         ----------         --------
                   Net cash (used in) provided by financing activities             (14,347)            14,181           18,237
                                                                                ----------         ----------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                17,284                514             (129)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,054                540              669
                                                                                ----------        -----------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   18,338        $     1,054          $   540
                                                                                ==========        ===========         =========

                                   (Continued)

                        TREND-LINES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for -
         Interest                                            $  7,160  $ 6,793   $ 5,489
                                                             ========  =======   =======
         Income taxes                                        $     -   $   435   $ 1,912
                                                             ========  =======   =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

      Equipment acquired under capital lease obligations    $    -     $    83   $   598
                                                            ========   =======   =======

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

         The Company also operated as a specialty retailer of golf equipment and supplies sold through its Golf Day retail stores located in New England, New York, New Jersey, Delaware, Pennsylvania and California and its nationally distributed mail-order catalog. During 2000, the Company disposed of its golf business. The consolidated financial statements of the Company have been presented to reflect the disposition of the golf business as a discontinued operation. See Note 17 for further information.

         On August 11, 2000, the Company filed for Bankruptcy Protection under Chapter 11 of the U.S. Bankruptcy Code (see Note 3).

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

         (b)      Fiscal Year

                  The Company's fiscal year-end is the Saturday closest to the last day of February. Fiscal year 2000 ended on February 24, 2001, fiscal year 1999 ended on February 26, 2000 and fiscal year 1998 ended on February 27, 1999. For interim reporting purposes, the Company closes its books on the Saturday of the thirteenth week of the fiscal quarter.

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

         (g)      Prepaid Catalog Expenses

                  The Company capitalizes direct costs relating to the production and distribution of its mail-order catalogs. These costs are charged to operations over the period during which revenues are derived from the mailings which is predominately one year or less from the date of mailing.

         (h)      Store Preopening Costs

                  The Company expenses, as incurred, all preopening costs related to each new retail store location, in accordance with Statement of Position (SOP) 98-5, Reporting on Cost of Start-up Activities.

         (i)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation and amortization are computed under both the straight-line and accelerated methods in amounts that allocate the cost of all assets over their estimated useful lives.

                   Asset Classification            Estimated Useful Lives

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

         (l)      Fair Value of Financial Instruments

                  The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and its bank credit facility. The carrying amounts of the Company's financial instruments approximate fair value. The bank credit facility bears interest at variable market rates; therefore, the carrying amount approximates fair value. The fair value of certain assets is subject to change pending the bankruptcy reorganization.

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

         (o)      (Loss) Earnings Per Share

                  Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents, such as stock options and warrants.

                  Potentially dilutive securities include outstanding options under the Company's stock option plan. The diluted earnings per share calculation has been computed using the basic weighted average shares outstanding, as the effect of options is anti-dilutive. The were no potentially dilutive shares excluded from the earnings per share calculations. Below is a summary of the shares used in calculating basic and diluted earnings per share:

                                                  Fiscal Years Ended

                                      February 24,    February 26,  February 27,
                                          2001           2000          1999
Weighted average number of shares
     Of common stock outstanding       10,651,493     10,651,144    10,648,366
Dilutive stock options                          0              0              0
                                       ----------     ----------    -----------
Shares used in calculating diluted
     Earnings per share                10,651,493     10,651,144    10,648,366
                                       ==========     ==========    ==========

         (p)      Impairment of Long-Lived Assets

                  The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate commensurate with the risk involved. At February 24, 2001, the Company believes all estimated impairment losses as a result of the bankruptcy process and liquidation of golf operations have been recognized. Further writedowns are possible due to changes in the reorganization plans and will be recognized as known.

                  Goodwill represented the excess of the purchase price over the fair market value of identified net assets acquired. Goodwill was being amortized using the straight-line method over a period of 20 years, the estimated useful life. During fiscal year 2000, the balance of goodwill was determined to be impaired and was written off in accordance with SFAS No. 121. Accordingly, the Company recognized $1,426,952 of goodwill amortization during fiscal 2001, $351,588 of goodwill amortization during fiscal 1999 and $351,588 in fiscal 1998.

(q)      Reclassifications

                  Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

(r)      Comprehensive (Loss) Income

                  Comprehensive (loss) income represents net (loss) income plus the change in equity of a business enterprise resulting from transactions and other events and circumstances from nonowner sources. Comprehensive loss equals net loss for the years ended February 24, 2001, February 26, 2000 and February 27, 1999.

         (s)      New Accounting Pronouncements

                  In June 1999, Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not anticipate any material impact on its financial statements from the adoption of SFAS No. 133.

                  In March 2000, the FASB issued Interpretation Number 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB No. 25. The interpretation clarifies the application of Accounting Principles Board (APB) No. 25, Accounting for Stock-Issued to Employees, in certain situations, as defined. The Interpretation was effective on July 1, 2000 but covers certain events having occurred after December 15, 1998. The adoption of this Interpretation did not have a material impact on the accompanying financial statements.

                  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition. On March 24, 2000, the SEC deferred implementation of SAB 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000. The Company was required to comply with this guidance no later than the fourth quarter of fiscal 2000. The adoption of this guidance did not have a material impact on the accompanying financial statements.

 (3)     REORGANIZATION PLAN

          On August 11, 2000, the Company filed for Bankruptcy Protection under Chapter 11 of the U.S. Bankruptcy Code and is operating as a debtor-in-possession under control of the Bankruptcy Court. In the Chapter 11 case, substantially all liabilities as of the date of the filing were subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. The ultimate amount and settlement terms for pre-petition liabilities were subject to a confirmed plan of reorganization which was approved in October 2001 (see Note 17), and accordingly, were not determinable as of February 24, 2001. The Company has continued to operate in bankruptcy through the use of BankofAmerica's cash collateral (with court approval).

         The components of the reorganization expense during fiscal year 2000 are as follows:

         Professional Fees                                      $  (1,658)
         Provision for retention of key employees                    (556)
         Interest income                                              462
         Provision for occupancy and other store closing
         costs                                                       (223)
         Net asset/liability write-offs                              (317)
                                                               ----------

         Total Reorganization Expense                          $   (2,292)
                                                               ==========

          Following approval of the reorganization plan, the Company expects to adopt "fresh-start" reporting under SOP 90-7.

(4)      INCOME TAXES

         The components of the (benefit) provision for income taxes shown in the consolidated statements of operations are as follows (in thousands):

                                        Fiscal Years Ended

                     February 24, 2001   February 26, 2000    February 27, 1999
Current
    Federal              $      0            $     0               ($1,631)
    State                       0                  0                   424
                         --------            -------               -------

                                0                  0               ($1,207)
                         --------            -------               -------


Deferred
    Federal                    0                   3                    83
    State                      0                  22                  (599)
                               -             -------               -------


                               0                  25                 (516)
                         -------             -------               -------

                         $     0             $   (25)              ($1,723)
                         =======             =======               =======

         The reconciliation of the federal statutory rate to the benefit for income taxes is as follows:


                                                       Fiscal Years Ended
                                    February 24, 2001   February 26, 2000   February 27, 1999
Income tax benefit at federal
statutory rate                           (34.0%)             (34.0%)              (34.0%)
State taxes, net of federal
     Benefit                              (6.0%)              (6.0%)               (4.4%)
Other, net                                    -                   -                 5.8%

Increase in valuation allowance           40.0%               40.0%                   -
                                         ------              ------              -------
                                             -%                  -%               (32.6%)
                                         ======              ======              =======

         Significant items giving rise to deferred tax assets and deferred tax liabilities at February 24, 2001 and February 26, 2000 are as follows:

                                         February 24, 2001    February 26, 2000

Inventories                                  $    931             1,389
Prepaid catalog                                     -              (833)
Cash discount                                       -              (766)
State operating loss carryforward               6,523             1,886
Federal operating loss carryforward            17,046             2,155
Other nondeductible reserves and accruals       2,148               540
Depreciation and amortization                    (337)              (76)
                                            ---------         ---------
   Net                                      $  26,311         $   4,245
Valuation Allowance                           (26,311)           (4,245)
                                            ---------         ---------
   Net Asset                                $       0         $       0
                                            ---------         ---------

         At February 24, 2001, the Company had in excess of $40 million of federal loss carry-forwards, which are subject to review by the Internal Revenue Service. Reorganization of the Company may result in an ownership change (within the meaning of IRC Section 382). This will result in limitations on the Company's ability to utilize the loss carry-forwards. In addition, the Company expects to realize cancellation of indebtedness income in connection with the reorganization, which will serve to further reduce or limit the use of loss carry-forwards. Future financial statement benefit of the net operating losses will be recognized as realized.

(5)      BANK CREDIT FACILITY

         At February 24, 2001, the Company had approximately $47.6 million of borrowings outstanding and approximately $.1 million of letters of credit outstanding. The Company did not have any available borrowings under its credit facility at February 24, 2001. The bank has a security interest in substantially all assets of the Company. Interest is payable monthly. The bank credit facility agreement contains certain financial covenants, including, but not limited to, maintaining minimum levels of tangible net worth, and interest coverage ratios and limitations on capital expenditures. At February 24, 2001, the Company was in default under the credit agreement; however, it had obtained court permission to utilize the bank's cash collateral to operate pending reorganization. On April 2, 2001, the Company made an additional $5 million payment to the bank.

          Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Company entered into a $30.0 million Senior Secured Revolving facility with the BankofAmerica (the "Exit Financing Facility"). The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (8.13% at February 24, 2001) or the bank's reference rate plus 1.00% (10.25% at February 24, 2001) and is secured by all assets. Under the Exit Financing Facility, the Company borrowing base through March 31, 2002 is up to 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002, the Company's borrowing base is equal to 65% of the cost of eligible store and warehouse inventory or 85% of the OLV value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

         As part of an amendment in June 2000 to amend certain financial covenants, the Company issued to the bank warrants for 200,000 shares of the Company's Class A Common Stock, exercisable at the lowest price during the 60-day period starting June 9, 2000. The value of the warrants was deemed to be immaterial by the Company.

         At February 26, 2000, the Company had approximately $65.0 million of borrowings outstanding and approximately $.1 million of letters of credit outstanding. The Company had approximately $2.1 million in available borrowings under its credit facility at February 26, 2000. At February 26, 2000, the Company was not in compliance with net worth and interest coverage financial covenants. However, the Company obtained a waiver of default.

(6)      STOCKHOLDERS' EQUITY

         The following details the rights, preferences and privileges of the common and preferred stock prior to their cancellation as a result of the reorganization (see Note 17):



         (a)      Common Stock

                  The rights and privileges of the common stockholders were as follows:

                  Voting Rights

                  Holders of Class A common stock were entitled to one vote per share. Holders of Class B common stock were entitled to 10 votes per share. Holders of both classes were entitled to vote together as one class on all matters, with certain exceptions, including the election of directors. Each share of Class B common stock was convertible to one share of Class A common stock.

                  Dividends

                  Holders of Class A common stock and Class B common stock taken together as a single class were entitled to receive such dividends as may be declared by the Board of Directors. There were no dividends declared during the fiscal year presented herein.

         (b)      Preferred Stock

                  On May 9, 1994, the Board of Directors and stockholders voted to authorize 1,000,000 shares of preferred stock, $.01 par value. The Board of Directors has the right to establish any rights and preferences of any series of preferred stock it so designates. At February 24, 2001 and February 26, 2000, there were no issued or outstanding shares of preferred stock and the Board of Directors had not established any rights or preferences.

         (c)      Stock Option Plans

                  On September 30, 1993, the Board of Directors and stockholders approved the 1993 Employee Stock Option Plan (the Option
                  Plan), which provides for the grant of options to purchase shares of Class A common stock to employees of the Company. An employee's right to exercise such options is subject to vesting, generally over four to seven years or in such percentages as defined by the Board of Directors, and terminates 10 years from the date of grant. A total of 2,275,000 shares of Class A common stock were reserved for options to be granted under the Option Plan.

                  On May 9, 1994, the Board of Directors and stockholders approved the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the Director Plan), which provided for the grant of non-qualified options to purchase shares of Class A common stock to non-employee directors of the Company. A total of 90,000 shares of Class A common stock were reserved for options grants under the Director Plan. These options vested three years after the date of grant and terminated 10 years from the date of grant.

                  Activity under the Option Plan and Director Plan is summarized as follows:

                                                        Option Plan                        Director Plan
                                                Number       Exercise Price per       Number      Exercise Price per
                                              of Shares             Share           of Shares            Share

Outstanding, February 28, 1998                 1,114,388        $1.84 - $7.06          43,000       $4.00 - $7.06
         Granted                                 233,950                $4.50           2,000                4.50
         Terminated                             (122,483)         1.84 - 7.06         (10,500)               4.00
         Exercised                               (14,890)         1.84 - 7.06         (12,500)        4.00 - 7.00
                                           -------------      ---------------    ------------      --------------

Outstanding, February 27, 1999                 1,210,965        $1.84 - $7.06          22,000       $4.00 - $7.06
         Granted                                  46,000        $1.43 - $2.00               -                   -
         Terminated                            (182,525)        $1.84 - $7.06               -                   -
         Exercised                                 (858)                $1.84               -                   -
                                           -------------      ---------------    ------------      --------------
Outstanding, February 26, 2000                 1,073,582        $1.43 - $7.06          22,000       $4.00 - $7.06
         Granted                                 284,913                 1.50          20,000                1.50
         Terminated                              (4,000)                 1.50
         Exercised                                    -                     -               -                   -
                                           -------------      ---------------    ------------      --------------
Outstanding, February 24, 2001                 1,354,495      $  1.43 - $7.06          42,000      $ 1.50 - $7.06
                                           =============      ===============    ============      ==============

Exercisable, February 24, 2001                   849,649      $  1.84 - $7.06         20,000       $ 4.00 - $7.06
                                           =============      ===============    ============      ==============

                  Set forth below is a summary of options outstanding and exercisable as of February 24, 2001.


                                  (Outstanding)                                              (Exercisable)
  Range of Exercise         Options       Weighted Average       Remaining            Options        Weighted Average
       Prices                              Exercise Price      Contract Life                          Exercise Price
---------------------- ------------------ ------------------ ------------------- ------------------ -------------------
    $1.43 - 2.00            682,456       $     1.68                5.90               335,583            $ 1.84
     4.00 - 4.88            645,439             4.38                4.70               481,916              4.36
     5.75 - 7.06             68,600             6.68                6.28                52,150              6.81



                  The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted as of February 24, 2001, February 26, 2000 and February 27, 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                  The assumptions used and the weighted average information for the fiscal years ended February 24, 2001, February 26, 2000, and February 27, 1999, are as follows:

                                                                  Fiscal Years Ended
                                                      February 24,    February 26,    February 27,
                                                           2001            2000            1999
Risk-free interest rate                                  5.95- 6.45%          6.7%        6.25% - 6.55%
Expected dividend yield                                       -                -                -
Expected lives                                          5 - 7.5 years    5 - 7.5 years    5 - 7.5 years
Expected volatility                                          85%              85%              85%
Weighted average grant-date fair value of options
     granted during the period                              $ 0.96           $ 1.64          $ 3.09
Weighted average exercise price of options
     outstanding                                            $ 3.17           $ 3.63          $ 3.87
Weighted average remaining contractual life of
     options outstanding                                  5.36 years       5.32 years      6.32 years
Weighted average exercise price of 869,649,
     735,476, and 531,636 options exercisable at
     February 24, 2001, February 26, 2000, and
     February 27, 1998, respectively                        $ 3.54           $ 3.20          $ 3.13

         The effect of applying SFAS No. 123 would be as follows (in thousands except per share amounts):

                                                                   Fiscal Years Ended
                                                     February 24,      February 26,
                                                         2001              2000         February 27, 1999
Pro forma net (loss) income                            ($53,460)          ($7,725)           ($7,729)
Pro forma basic net (loss) income per share              ($5.02)           ($0.73)            ($0.73)
Pro forma diluted net (loss) income per share            ($5.02)           ($0.73)            ($0.73)

         Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to February 28, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

         (d)      Treasury Stock

                  On August 15, 1996, the Company's Board of Directors approved a stock repurchase plan, whereby the Company may purchase up to 500,000 shares of common stock at fair market value to be used for future stock option programs, investment and/or other corporate purposes. As of February 24, 2001, the Company had purchased 500,000 shares of Class A common stock for approximately $2.5 million,

         (e)      1997 Employee Stock Purchase Plan

                  In October 1997, the Company's Board of Directors approved the 1997 Employee Stock Purchase Plan (the Purchase Plan), whereby the Company has reserved and may issue up to an aggregate of 250,000 shares of its Class A common stock for issuance in accordance with the Purchase Plan. Under the terms of the Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at the closing price of the common stock on the day immediately preceding the purchase date or the nearest prior business day on which trading occurred. There were no shares purchased under the Purchase Plan during the current fiscal year.

(7)      ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following (in thousands):


                                    February 24, 2001    February 26, 2000
                                    -----------------    -----------------
Credit card receivables                 $ 1,048              $  1,470
Other                                       813                   814
Trade receivables                         1,527                 1,022
Allowance for doubtful accounts           (440)                 (240)
                                       --------              ---------
                                       $  2,948              $  3,066
                                       ========              ========

(8)      PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist of the following (in thousands):

                                    February 24, 2001    February 26, 2000

Other                                     $1,475              $1,478
Prepaid advertising                          145                 923
Prepaid rent                                  36                  42
                                          ------              ------
                                          $1,656              $2,443
                                          ======              ======

(9)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                           February 24, 2001  February 26, 2000

Land                                               $   186          $   186
Building                                               672              672
Furniture and fixtures                               6,150            8,204
Equipment                                           15,253           12,559
Equipment under capital lease                        2,453            3,862
Leasehold improvements                               5,094            5,009
                                                   -------          -------
                                                   $29,808          $30,492
Less - Accumulated depreciation and amortization    16,809           14,682
                                                   -------          -------
                                                   $12,999          $15,810
                                                   =======          =======

          At February 24, 2001 and February 26, 2000, the accumulated depreciation associated with equipment under capital lease was approximately $1.8 million and $2.9 million, respectively.

(10)     TRANSACTIONS WITH RELATED PARTIES AND STOCKHOLDERS

         The Company had a lease arrangement with Mystic United Realty Trust (Mystic), for warehouse space at its Chelsea, Massachusetts, facility (the Chelsea facility) under a non-cancelable lease through 2005. The chief executive officer/principal stockholder of the Company is a trustee and beneficiary of Mystic. Under the lease, the Company must pay to Mystic, in the form of additional rent, all insurance, real estate taxes, maintenance and operating cost related to the leased premises, which approximate $0.4 million annually (see Note 11). This lease was terminated in December 2000.

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

         During the second quarter of fiscal 2000, the Company's chief executive officer/principal stockholder of the Company made interest-free unsecured loans to the Company in the aggregate amount of $3.5 million. These loans are presented as note payable to officer in the accompanying consolidated balance sheet as of February 24, 2001.

(11)     COMMITMENTS AND CONTINGENCIES

         (a)      Capital Leases

                  The Company leases computers and other equipment under several lease agreements that qualify for capitalized treatment under SFAS No. 13, Accounting for Leases. These agreements require monthly payments including interest at rates ranging from 5.11% to 10.84%, and expire at various dates through February 2002.

                  Future minimum lease payments under capital lease obligations at February 24, 2001 are as follows (in thousands):


                  Fiscal Year                                            Amount
                     2001
                                                                         $ 232
                                                                         -----
                  Total minimum lease payments                             232
                  Less - Amounts representing interest                      14
                                                                         -----
         Obligations under capital leases                                  218
         Less - Current portion of capital lease obligations               218
                                                                         -----
                                                                         $  (0)
                                                                         =====

         (b)      Operating Leases

                  The Company leases retail stores, warehouse and office space, and certain machinery and equipment under lease agreements expiring through February 2004, including related party lease agreements. Approximate future minimum lease payments under operating leases as of February 24, 2001 are as follows:

                   Fiscal Year                            Total
                                                      (in thousands)

                      2001                               $   8,888
                      2002                                   6,922
                      2003                                   4,950
                      2004                                   4,305
                      2005                                   1,428
                   Thereafter                                1,912
                                                        ----------
                                                        $   28,405
                                                        ==========

                Rent and related expenses charged to operations during each of the years ended February 24, 2001, February 26, 2000, and February 27, 1999 were approximately $12.1, $19.1, and $18.0, million, respectively.

                Subsequent to February 24, 2001, as part of retail store closings and the relocation of corporate headquarters, the Company amended various lease agreements. After amending the agreements, the approximate future minimum lease payments are as follows:

                   Fiscal Year                          Total
                                                    (in thousands)
                      2001                             $   7,678
                      2002                                 6,367
                      2003                                 4,408
                      2004                                 3,441
                      2005                                 2,080
                   Thereafter                              1,912
                                                       ---------
                                                       $  25,886
                                                       =========



         (c)      Litigation

                  The Company, exclusive of matters relating to the Filing (See
                  Note 3), is party to various types of litigation in the ordinary course of business. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(12)     PROFIT SHARING PLAN

         The Company maintains a profit sharing plan (the Plan) that provides for tax deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Plan allows employees to make contributions, a portion of which will be matched by the Company, up to the lesser of 3% of an employee's salary or the minimum amount allowed by law, as defined. The Company may elect to make an additional discretionary contribution in any Plan year. There were no discretionary Company contributions made during the fiscal years ended February 24, 2001, February 26, 2000, and February 27, 1999. The Company's contributions vest at a rate of 20% per year, beginning after one year of employment. The Company has made matching contributions of approximately $0.2 million to the Plan for the fiscal year ended February 24, 2001, $0.3 million for the fiscal year ended February 26, 2000, and $0.2 million for the fiscal year ended February 27, 1999. The Company pays the administrative costs of the Plan.

(13)     SIGNIFICANT VENDOR

         Purchases from the Company's largest single supplier were 16.1%, 8.8%, and 10.8% of total purchases for the years ended February 24, 2001, February 26, 2000, and February 27, 1999, respectively.

(14)     SELECTED INFORMATION BY BUSINESS SEGMENTS

         The Company reports segment information according to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available which is evaluated regularly by the chief operating decision maker, or decision makers, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

         The Company sold its products through its Woodworkers Warehouse retail stores and its catalogs. These businesses have been aggregated into their respective reportable segments based on the management reporting structure. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. This information excludes financial data related to the discontinued golf business.

         Information as to the operations of the different continuing business segments is set forth below for each of the years ended February 24, 2001, February 26, 2000 and February 27, 1999 (in thousands):


                                                                   Fiscal Years Ended
                                             February 24, 2001   February 26, 2000  February 27, 1999
Net sales
     Retail                                       $ 140,917           $ 156,903           $ 148,444
     Catalog                                         13,792              21,280              27,944
                                                  ---------           ---------           ---------
                                                    154,709             178,183             176,388
                                                  =========           =========           =========


Income (loss) from continuing operations
     Retail                                       $  (3,710)          $  10,476           $   5,518
     Catalog                                           (876)              3,840               2,462
     General corporate                              (17,676)            (14,436)            (11,536)
                                                  ---------           ---------           ---------
                                                    (22,262)               (120)             (3,556)
                                                  =========           =========           =========


Identifiable assets
     Retail                                       $  67,007           $ 118,698           $  98,560
     Catalog                                          2,123              10,994              12,431
     General corporate                               11,812              19,216              11,676
                                                  ---------           ---------           ---------
                                                     80,942             148,908             122,667
                                                  =========           =========           =========

Depreciation and amortization
     Retail                                       $   1,134           $   3,009           $   2,345
     Catalog                                             80                 140                 170
     General corporate                                  912                 717                 703
                                                  ---------           ---------           ---------
                                                  $   2,126           $   3,866           $   3,218
                                                  =========           =========           =========

Capital expenditures
      Retail                                      $     552           $     695           $   2,564
      Catalog                                          --                    39                 161
      General corporate                                --                 3,036                 757
                                                  ---------           ---------           ---------
                                                  $     552           $   3,770           $   3,482
                                                  =========           =========           =========

         The Company operated from a single distribution center in Revere, Massachusetts, for its Woodworkers Warehouse operations and utilizes common labor pools, common management at the corporate level and a single telemarketing sales force. As a result, many of the expenses of the Company are shared between the business segments and are reflected as general corporate expenses.

(15)     QUARTERLY RESULTS OF OPERATIONS (Unaudited)

         The following summarized unaudited results of operations for fiscal year 2001 and 2000 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considered necessary for the fair presentation of results for the interim periods shown below. (In thousands, except per share amounts):



                                                                   First               Second           Third          Fourth
                                                                  Quarter              Quarter         Quarter         Quarter
Fiscal Year 2000
     Net sales                                                     $     44,132    $     34,475    $     34,982    $     41,120
     Gross Profit                                                        12,003           8,655          10,647          12,406
     Loss on discontinued operations                                     (2,608)         (5,789)           (578)           --
     Loss on disposal of discontinued operations                           --           (22,087)             16             217
     Net loss                                                            (3,814)        (37,676)         (4,805)         (6,796)
     Basic and diluted loss per share from continuing
        operations                                                 $      (0.11)   $      (0.92)   $      (0.40)   $      (0.66)
     Basic and diluted net loss per share from discontinued
        operations                                                 $      (0.25)   $      (0.54)   $      (0.05)           --
     Basic and diluted net loss per share from disposal of
        discontinued operations                                            --             (2.07)   $       0.00    $       0.02
     Basic and diluted net loss per share                          $      (0.36)   $      (3.53)   $      (0.45)   $      (0.64)
     Basic and diluted weighted average common shares
        outstanding                                                  10,651,493      10,651,493      10,651,493      10,651,493



                                                               First         Second        Third          Fourth
                                                             Quarter        Quarter       Quarter         Quarter
Fiscal Year 1999
     Net sales                                            $     44,140    $     38,758   $     41,012    $     54,273
     Gross Profit                                               13,795          11,312         13,225          16,028
     (Loss) income on discontinued operations                     (394)            327           (677)         (5,403)
     Net (loss) income                                             170             487             89          (8,331)
     Basic and diluted net income (loss) per share from
        continuing operations                             $       0.05    $       0.01   $       0.07    $      (0.27)
     Basic and diluted net (loss) income per share from
        discontinued operations                           $      (0.03)   $       0.03   $      (0.06)   $      (0.51)
     Basic and diluted net income (loss) per share        $       0.02    $       0.04   $       0.01    $      (0.78)
     Basic and diluted weighted average common
        shares outstanding                                  10,651,144      10,651,144     10,651,144      10,651,144

(16)     DISCONTINUED OPERATIONS

         On August 11, 2000, the Company disposed of its golf business. The consolidated financial statements of the Company have been presented to reflect the disposition of the golf business in accordance with APB Opinion No. 30. Accordingly, revenues, expenses, and cash flows of the golf division have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net assets and liabilities of the golf business have been reported as "Net assets or liabilities of discontinued operations" in the accompanying consolidated balance sheets; the net operating losses of the golf division have been reported as "Net loss from discontinued operations" in the accompanying consolidated statements of operations; the net loss from the disposal of the golf division has been presented as "Net loss on disposal"; and the net cash flows of the golf division have been reported as "Net cash used in discontinued operations" in the accompanying consolidated statements of cash flows. Net sales for the golf division were approximately $55,189, $92,448 and $86,162 for fiscal years 2000, 1999 and 1998. Net assets (liabilities) of discontinued operations were as follows (in thousands):

                                                         February 24,           February 26,
                                                             2001                   2000
                                                       -----------------      ------------------
Accounts receivable, net                                   $  2,607              $  5,578
Inventories                                                    --                  52,743
Prepaid expenses and other current assets                      --                   1,118
Property and equipment, net                                    --                   4,543
Other assets                                                   --                   6,574
Bank credit facility                                           --                 (32,880)
Current portion of capital lease obligation                    --                    (103)
Pre-petition accounts payable                               (13,620)              (14,218)
Post-petition accounts payable                                   (7)                  --
Accrued expenses                                             (2,571)                 (705)
Deferred liabilities                                           (451)                 (936)
Other current liabilities                                      --                    (253)
Capital lease obligations, net of current portion              --                     (26)
                                                           --------              --------
                                                           $(14,042)             $ 21,435
                                                           ========              ========

(17)     PLAN OF REORGANIZATION

          On October 17, 2001, the Company's plan for reorganization (the Plan) was approved by the Bankruptcy Court. Under the Plan, the Company will continue to operate its newly streamlined company, reorganized around its retail store operation doing business under the name Woodworkers Warehouse. The Plan calls for the Company to satisfy the claims of its unsecured non-priority creditors by both (i) a cash distribution of $2,000,000 on January 15, 2002, and (ii) the issuance of new shares of common stock in the reorganized company. The existing shareholders of common stock in the Company will have their shares cancelled and will not otherwise be entitled to any distributions.

          The approved Plan treats all the claims as follows:

                Class 1 - BankofAmerica Bank Credit Facility
                The Bank Credit Facility issued to the Company by the BankofAmerica was a secured claim and was impaired under the Plan. On October 29, 2001 as part of the Plan, the outstanding balance under the Bank Credit Facility was paid in full in connection with the closing of a new senior secured revolving credit facility referred to as the exit financing facility. (See Note 4 for further information on the terms of the Exit Financing Facility).

                Class 2 - Other Secured Claims
                These secured claims consist of various vendors who leased furniture, fixtures and equipment for retail stores and for the corporate offices to the Company which were impaired by the Plan. These holders received (a) some or all of the collateral securing the leases, (b) cash in an amount equal to the proceeds received from the sale of any of the collateral or (c) such other treatment as was agreed upon by the Company and the Bankruptcy Committee and the holder. In the event the value of the collateral securing a Class 2 claim was less than the total amount of the claim, the difference was treated as a Class 4 general unsecured claim.

                Class 3- Other Priority Claims
                These claims are claims other than administrative, professional fee or priority tax claims entitled to priority pursuant to
                Section 507(a) of the Bankruptcy Code and were deemed to be unimpaired by Plan. These claims were entitled to payment in full.

                Class 4 - Convenience Claims
                These claims consist of holders of claims that would otherwise be a Class 5 General Unsecured Claim that are equal to or less than $2,000 or reduced to $2,000 pursuant to the election by the holder of the Claim. These claims have been deemed to be impaired by the Plan. Each holder of a Class 4 claim will receive cash in an amount equal to 25% of such claim.

                Class 5 - General Unsecured Claims
                These claims are general unsecured, pre-petition trade claims, reclamation claims and other general unsecured claims and were deemed to be impaired by the Plan. The Company estimated the total amount of Class 5 claims to be $55,000,000. Each holder of a claim in Class 5 was to receive in full satisfaction of such allowed claims, its pro rata share, based on the principal amount of each holder's claim, of $2,000,000 on January 15, 2002 and 5,280,000 shares of new common stock of the reorganized company on the Effective Date. After consultation with claimants representing a majority of the claims, the Company deferred payment of the $2,000,000.

                Class 6 - Common Stock Equity Interest and Claims On the Effective Date, all common stock equity interests were extinguished and the certificates and all other documents representing such common stock equity interests were deemed cancelled and of no force or effect. The holders of the common stock equity interests did not receive or retain any interest or property under the Joint Plan.

          On the Effective Date, the reorganized company is authorized to execute and deliver the documents necessary or appropriate to consummate the Exit Financing Facility described in Note 4.

          The Company believes that projected cash flows from operations in combination with current available resources are sufficient to meet working capital needs, and debt payments pursuant to the Company's Chapter 11 Plan. Achievement of projected cash flows from operations, however will be dependent upon the Company's attainment of sales, gross profit, expense and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control, and there can be no assurance that the Company's plans will be achieved. In addition, the Company borrows funds on a variable rate basis and continued compliance with loan covenants under the Exit Financing Facility is partially dependent on relative interest rate stability. If projected cash flows from operations are not realized, or if there are significant increases in interest rates, then the Company may have to explore various available alternatives, including obtaining further modification to its existing lending arrangements or attempting to locate additional sources of financing.

                                                                     SCHEDULE I

                        TREND-LINES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            Balance,        Charged to
                                          Beginning Of      Costs and                        Balance, End
                                             Period          Expenses        Deductions       Of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     February 27, 1999                       $179           $      --       $         4          $175
                                             ====           ===========     ===========          ====

     February 26, 2000                       $175           $        71     $         7          $239
                                             ====           ===========     ===========          ====

     February 24, 2001                       $239           $       201     $        --          $440
                                             ====           ===========     ===========          ====
